Form 10QSB
period 1999-09-30
GLOBAL NETWORK INC
filed 1999-11-15
CIK 1093884

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 of 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 1999

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from _____ to _____


    Commission file number 0-27185


                              Global Network, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


        Nevada                                             88-0367123
------------------------                       ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)


575 Madison Ave., 10th Floor, New York, New York             10022
------------------------------------------------           ----------
    (Address of Principal Executive Offices)               (Zip Code)


                                 (212) 605-0431
--------------------------------------------------------------------------------
                           (Issuer's Telephone Number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         No  X
    ---        ---


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,801,000


         Transitional Small Business Disclosure Format (check one):

Yes         No  X
    ---        ---

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        See financial statements beginning on Page F-I.

ITEM 2. MANAGEMENT'S DISCUSSION OR PLAN OF OPERATION

Plan of operation

         The Company intends to derive its revenues from the sale of interactive advertising on the web. Secondary revenues are expected to be generated through the development of proprietary software designed for the direction, creation, and measurement of Internet ads on the network the Company is expanding.

         The Company plans to have its suppliers and distribution channels in place during the quarter ending December 31, 1999. The Company has made initial contact with, and will continue to make contacts with, major interactive clients and their advertising agencies through a series of mailings, presentations, and web site demonstrations. The Company's strategy is to solicit the major potential advertisers in industries including, but not limited to, the following: automobile, entertainment, package goods, financial services, politics, and technology.

         The Company intends to out-source research, marketing, computer programming, and graphic design functions to expert individuals with whom management has prior experience and in whom management has an acceptable level of confidence. Through outsourcing, management believes it can achieve maximum results while keeping overhead expenses at a minimum.

         The Company had no revenues during the period from April 26, 1999 (inception) through September 30, 1999. Selling, general and administrative expenses of $160,772 for the period April 26, 1999 (inception) through September 30, 1999 consist primarily of promotional expenditures relating to the initial solicitation of customers, development of the Company's proprietary software and other incidental start up costs.

Liquidity and capital resources

         The Company raised $200,000 through the sale of 100,000 shares of the Company's common stock and warrants to purchase 400,000 shares of common stock at a price of $2 per share through February 5, 2000. On August 10, 1999, the Company raised an additional $200,000 through the exercise of 100,000 of these warrants.

         At September 30,1999 the Company had working capital of $204,228 including cash of $128,291. The Company's principal cash requirements are for the continual development of the Company and solicitation of new customers.

         The Company has yet to generate any revenues and has incurred an accumulated loss of $160,772 in the development stage. Although the Company had $204,228 of working capital at September 30, 1999, that amount may not be sufficient to fund the Company's operations through at least September 30, 2000 and thereafter unless the Company can reduce costs, generate sufficient operating revenues and cash flows and/or obtain additional debt or equity financing. These, conditions, among others, raise substantial doubts about the ability of the Company to continue as a going concern.

         Management believes that the Company's commercial success and ability to continue as a going concern will depend on its ability to reduce the Company's operating costs, obtain advertising contracts to generate revenues and cash flows from operations on a sustained basis and/or obtain additional debt or equity financing. To enable the Company to control its costs and cash outlays, its executive officers agreed to reduce their compensation from an aggregate annual amount of $545,000 as originally reported in the Company's Form 10-SB to $270,000 commencing August 5, 1999 (there were no charges for executive compensation prior to August 5, 1999). In addition, in November 1999, the Company obtained its first advertising contract, which is expected to generate revenues of at least $15,000. If the Company is able to complete additional phases of the contract, it could receive additional revenues, although there can be no guarantee that the Company will be able to do so.

         In the event that the Company's plans change (due to unanticipated expenses or difficulties or otherwise), or if the working capital and projected cash flow otherwise prove insufficient to fund operations, the Company could be required to seek additional financing sooner than is currently anticipated. However, there can be no assurance that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. The Company's inability to obtain such additional financing could have a material adverse effect on the Company's long term liquidity.

Year 2000 Readiness Disclosure

         The Company is in the process of implementing and executing a Year 2000 assessment with the objective of having all of its business systems including those used by outsourcing outfits functioning properly with respect to the Year 2000 issue before January 1, 2000.

         The Company has not yet developed a contingency plan to address situations that may result if it is unable to achieve Year 2000 compliance. The cost of developing implementing such a plan, if necessary, could be material.

                                     PART II

                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In November 1999 the Company issued 25,000 shares of its common stock to its attorneys, Day & Campbell, LLP, in exchange for services. The issuance of such securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and/or Regulation D promulgated thereunder. The number of shares outstanding set forth on the cover page of this Quarterly Report reflects the issuance of these shares.

ITEM 5. OTHER INFORMATION.

         In September and October 1999, certain shareholders of the Company agreed to the cancellation of an aggregate of 21,156,934 shares of the Company's common stock held by such shareholders, thereby reducing the number of shares of the Company's common stock outstanding. The number of shares outstanding set forth on the cover page of this Quarterly Report reflects the cancellation of these shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits.

            27 -- Financial Data Schedule

        (b) Reports on Form 8-K.

        The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  GLOBAL NETWORK, INC.

Date: November 15, 1999                           /s/ James C. Mason
                                                  ------------------------------
                                                  James C. Mason
                                                  President, CEO and Principal
                                                  Financial Officer

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                  INDEX TO FINANCIAL STATEMENTS                       PAGE
                  -----------------------------                      ------
Financial Statements
Consolidated Balance Sheet at September 30, 1999 (Unaudited)            F-2

Consolidated Statement of Operations
Period from April 26, 1999 (Date of Inception)
through September 30, 1999 (Unaudited)                                  F-3

Consolidated Statement of Stockholders' Equity
Period from April 26, 1999 (Date of Inception) through
September 30, 1999 (Unaudited)                                          F-4

Consolidated Statement of Cash Flows
Period from April 26, 1999 (Date of Inception) through
September 30, 1999 (Unaudited)                                          F-5

Notes to Consolidated Financial Statements                           F-6/12


                                     * * *

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 1999 (Unaudited)


                                     ASSETS

Current assets:
     Cash                                                            $128,291
     Advances to officers                                              97,911
                                                                     --------
              Total                                                  $226,202
                                                                     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable                               $ 21,974
                                                                     --------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value; 5,000,000 shares
       authorized; none issued                                            --
     Common stock, $.001 par value; 50,000,000 shares
       authorized; 10,776,000 shares issued and outstanding           10,776
     Additional paid-in capital                                      354,224
     Deficit accumulated in the development stage                   (160,772)
                                                                   ---------
              Total stockholders' equity                             204,228
                                                                   ---------
              Total                                                 $226,202
                                                                    ========

See Notes to Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 PERIOD FROM APRIL 26, 1999 (DATE OF INCEPTION)
                     THROUGH SEPTEMBER 30, 1999 (Unaudited)


General and administrative expenses                                 $ 160,772
                                                                    ---------

Net loss                                                            $(160,772)
                                                                    =========
Basic net loss per common share                                     $    (.02)
                                                                    =========
Basic weighted average common shares outstanding                    9,622,949
                                                                    =========


See Notes to Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 PERIOD FROM APRIL 26, 1999 (DATE OF INCEPTION)
                     THROUGH SEPTEMBER 30, 1999 (Unaudited)


                                                                                                            Deficit
                                                                                                          Accumulated
                                                           Common Stock           Stock      Additional     in the
                                                       -------------------     Subscription   Paid-in     Development
                                                         Shares     Amount      Receivable    Capital        Stage        Total
                                                       ---------   -------     ------------  ----------   -----------   ---------
Initial issuance of shares on April 26, 1999
  (as retroactively adjusted to reflect shares
  effectively issued prior to reverse
  acquisition on August 5, 1999 and the effects
  of certain agreements in September 1999)             9,000,000   $   100       $   (100)

Effects of reverse acquisition                         1,576,000    10,476            100     $(45,576)                 $ (35,000)

Sale of units of shares of common stock and
   warrants through private placement                    100,000       100                     199,900                    200,000

Exercise of warrants                                     100,000       100                     199,900                    200,000

Net loss                                                                                                   $(160,772)    (160,772)
                                                      ----------   -------       --------     --------     ---------    ---------
Balance, September 30, 1999                           10,776,000   $10,776       $     --     $354,224     $(160,772)   $ 204,228
                                                      ==========   =======       ========     ========     =========    =========

See Notes to Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 PERIOD FROM APRIL 26, 1999 (DATE OF INCEPTION)
                     THROUGH SEPTEMBER 30, 1999 (Unaudited)

Operating activities:
     Net loss                                                     $(160,772)
     Adjustments to reconcile net loss to net cash used in operating activities:

         Changes in operating assets and liabilities:
              Advances to officers                                  (97,911)
              Accounts payable                                       21,974
                                                                  ---------
                   Net cash used in operating activities           (236,709)
                                                                  ---------

Financing activities:
     Proceeds from sale of units of common stock and warrants       200,000
     Proceeds from exercise of warrants                             200,000
     Payments of costs in connection with reverse acquisition       (35,000)
                                                                  ---------
                   Net cash provided by financing activities        365,000
                                                                  ---------

Increase in cash and cash, end of period                          $ 128,291
                                                                  =========

See Notes to Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1 - Organization and business and basis of presentation:

Global Network, Inc. ("Global Nevada") was originally incorporated in August 1996 in Nevada as Bargain Brokers, Inc. to develop operations as a liquidator of closeouts, factory overruns, seconds and insurance salvage goods. However, Global Nevada never generated any significant revenues or expenses in connection with such operations, and it was an inactive "shell company" whose common shares were publicly traded at the time of the exchange of shares described below.

Global Network, Inc. ("Global New York") was originally incorporated on April 26, 1999 in New York to develop an advertising network of online local newspaper web sites for the purpose of purchasing unused page views on these sites and reselling them to national advertisers. During the period from its inception on April 26, 1999 through September 30, 1999, Global New York did not generate any revenues and, accordingly, it was in the development stage as of September 30, 1999.

As of August 5, 1999, Global Nevada had, effectively, 1,576,000 shares of common stock outstanding, with a par value of $.001 per share. As of that date, Global Nevada issued 9,000,000 shares of common stock to acquire all of the 9,000,000 shares of common stock, which had no par value, of Global New York that were, effectively, then outstanding (the "Exchange"). All references to numbers of shares and per share amounts in these notes and the accompanying unaudited consolidated financial statements have been retroactively restated, where appropriate, for shares cancelled as a result of (i) the issuance of shares upon the exercise of warrants on August 10, 1999 and (ii) the September 1999 agreements (the "Cancellation Agreements") pursuant to which certain stockholders waived their right to receive and/or agreed to the cancellation of certain shares which had been held in escrow, as further explained in Note 5. As a result of the Exchange, Global New York became a wholly-owned subsidiary of Global Nevada, and Global Nevada had 10,576,000 shares of common stock outstanding, of which 9,000,000 shares, or 85.1%, were owned by the former stockholders of Global New York and 1,576,000 shares, or 14.9%, were owned by the former stockholders of Global Nevada. However, since the former stockholders of Global New York became the owners of a majority of the outstanding common shares of Global Nevada after the Exchange and Global Nevada had no significant operating activities or assets and liabilities prior to the Exchange, the Exchange was treated effective as of August 5, 1999 as a "purchase business combination" and a "reverse acquisition" for accounting purposes in which Global Nevada was the legal acquirer and Global New York was the accounting acquirer.

As a result, the assets and liabilities of the accounting acquirer, Global New York, continued to be recorded at their historical carrying values as of August 5, 1999; however, common stock and additional paid-in capital were adjusted as of August 5, 1999 to reflect the $.001 per share par value of the shares of the legal acquirer,

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)

Note 1 - Organization and business and basis of presentation (continued):

Global Nevada, and all references to the number of shares of common stock of Global New York as of dates or for periods prior to the Exchange have been restated to reflect the ratio of the number of common shares of Global Nevada effectively exchanged for common shares of Global New York. In addition, the accompanying consolidated financial statements for the periods prior to August 5, 1999 are comprised, effectively, of the historical financial statements of Global New York.

The "Company" as used herein refers to Global New York prior to August 5, 1999 and Global Nevada together with Global New York subsequent to that date. The Company's year-end will be December 31st.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 1999, and its results of operations, changes in stockholders' equity and cash flows for the period from April 26, 1999 (date of inception) through September 30, 1999. The Company's results of operations for the three months ended September 30, 1999 were, effectively, the same as its results of operations for the period from April 26, 1999 through September 30, 1999 and, accordingly, a separate statement of operations for the three months ended September 30, 1999 has not been presented. The Company's results of operations for the period from April 26, 1999 through September 30, 1999 are not necessarily indicative of the results of its operations for the period from April 26, 1999 through December 31, 1999 (the date of the Company's year end).

The Company previously filed a Form 10-SB (the "Form 10-SB") with the Securities and Exchange Commission (the "SEC") which included audited consolidated financial statements as of August 15, 1999 and for the period from April 26, 1999 through August 15, 1999. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and the other information included in the Form 10-SB.

The accompanying unaudited consolidated financial statements have been prepared based on the assumption that the Company will continue as a going concern. However, the Company did not generate any revenues and it incurred a loss of $160,772 during the period from its inception through September 30, 1999. Although the Company had $204,228 of working capital at September 30, 1999, that amount may not be sufficient to fund the Company's operations through at least September 30, 2000 and thereafter unless the Company can reduce costs, generate sufficient operating revenues and cash flows and/or obtain additional debt or equity financing. These conditions, among others, raise substantial doubts about the ability of the Company to continue as a going concern.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)

Note 1 - Organization and business and basis of presentation (concluded):

To enable the Company to continue to operate as a going concern, management is attempting to reduce the Company's operating costs, obtain advertising contracts to generate revenues and cash flows from operations on a sustained basis and/or obtain additional debt or equity financing. In November 1999, the Company obtained an advertising contract pursuant to which it will receive revenues of at least $15,000. If the Company is able to complete additional phases of the contract, it could receive additional revenues. Management is continuing to market the Company's advertising services and attempting to negotiate additional contracts. Management does not believe that the Company will incur substantial direct costs or incremental selling, general and administrative expenses as a result of its obligations under the advertising contract it has obtained or any other contracts it may obtain. Management also believes that the Company could obtain additional financing, if necessary, through the private placement of debt or equity securities.

However, management cannot assure that the Company will be able to develop a successful marketing strategy that will generate revenues and net cash flows on a sustained basis, reduce its costs and/or obtain any additional financing it may need to continue to operate as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

Note 2 - Summary of accounting policies:

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Principles of consolidation:

The accompanying consolidated financial statements include the accounts of Global Nevada from its acquisition on August 5, 1999 and Global New York, its wholly-owned subsidiary, from April 26, 1999, the date of its inception. All significant intercompany accounts and transactions have been eliminated in consolidation.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

         NOTES CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)

Note 2 - Summary of accounting policies (continued):

Income taxes:

Prior to the Exchange on August 5, 1999, Global New York, with the consent of its stockholders, had elected to be treated as an "S" Corporation under the Internal Revenue Code. Accordingly, prior to that date, the Company's losses were allocated to Global New York's stockholders for inclusion in their personal income tax returns and the Company was not required to record any provision or credit for income taxes.

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in the deferred tax assets and liabilities.

Net earnings (loss) per common share:

The Company presents "basic" earnings (loss) per common share and, if applicable, it will present "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share. Generally, basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of warrants, were issued during the period.

The weighted average number of common shares of 9,622,949 used in the computation of basic net loss per common share for the period from April 26, 1999 (date of inception) through September 30, 1999: (i) includes the effects of the issuance of the 1,576,000 shares of common stock to the owners of Global Nevada as a result of the Exchange and the reverse acquisition by Global New York for the period subsequent to August 5, 1999, the date of the Exchange, and
(ii) excludes the effects of the 21,156,934 shares of common stock owned by the founders of Global New York and Global Nevada that were cancelled as a result of the issuance of shares upon the exercise of warrants on August 10, 1999 and the Cancellation Agreements in September 1999, as further explained in Note 5.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)

Note 2 - Summary of accounting policies (concluded):

Net earnings (loss) per common share (concluded):

Since the Company had a loss for the period from April 26, 1999 through September 30, 1999, the assumed effect of the exercise of warrants outstanding at September 30, 1999 would have been anti-dilutive and, therefore, a diluted per share amount has not been presented in the accompanying consolidated statement of operations.

Note 3 - Advances to officers:

Advances to officers of $97,911 as of September 30, 1999 were noninterest bearing and due on demand.

Note 4 - Income taxes:

Prior to the Exchange on August 5, 1999, Global New York had elected to be treated as an "S" Corporation under the applicable sections of the Code. The "S" Corporation election terminated as a result of the Exchange.

The Company had net operating loss carryforwards of approximately $161,000 available to reduce future Federal taxable income as of September 30, 1999. There were no other material temporary differences as of that date. If not used, net operating loss carryforwards as of September 30, 1999 will expire in 2019.

Deferred tax assets of approximately $55,000 attributable to the potential benefits from the net operating loss carryforwards as of September 30, 1999 were offset by an equivalent valuation allowance due to the uncertainties related to the extent and timing of the Company's future taxable income and, accordingly, the Company did not recognize a credit for income taxes for the period from April 26, 1999 through September 30, 1999.

Note 5 - Stockholders' equity:

Preferred stock authorized:

The Company's Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock, $.001 par value. The preferred stock may be issued in one or more series, with terms and preferences to be determined by the Company's Board of Directors. No shares of preferred stock had been issued as of September 30, 1999.

Issuances and cancellations of common stock and warrants:

The Company's Articles of Incorporation also authorize the issuance of 50,000,000 shares of common stock, $.001 par value.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)

Note 5 - Stockholders' equity (concluded):

Issuances and cancellations of common stock and warrants (concluded):

On April 26, 1999, a total of 27,732,934 shares of common stock were issued, effectively, to the founders of Global New York for nominal consideration.

On August 5, 1999: (i) 4,000,000 shares of common stock were initially issued to the owners of Global Nevada as a result of the Exchange and the reverse acquisition by Global New York, (ii) 21,732,934 shares of common stock owned by the founders of Global New York were placed in escrow and became subject to cancellation pursuant to an agreement that was initially due to expire on August 5, 2002, as further explained below, and (iii) the Company sold 100,000 shares of common stock and warrants ("Warrants") to purchase 400,000 shares of common stock, exercisable at $2.00 per share through February 5, 2000, pursuant to a private offering of units for which it received total consideration of $200,000.

Of the 21,732,934 escrowed shares of common stock owned by the founders of Global New York that were subject to cancellation, 12,000,000 shares and 9,732,934 shares were designated as "Earnout Shares" and "Penalty Shares," respectively. The Earnout Shares were to be released to the stockholders if the Company had income before income taxes of not less than $1,000,000 during any four consecutive quarters prior to the expiration of the escrow agreement or upon the release of Penalty Shares. The Penalty Shares were to be released in specified amounts if the Warrants were not exercised by specified dates.

On August 10, 1999, the Company received $200,000 upon the exercise of Warrants for the purchase of 100,000 shares of common stock. As a result of the exercise of those Warrants, a total of 2,433,234 Penalty Shares held in escrow became subject to cancellation, and 29,499,700 shares of common stock remained outstanding, including 19,299,700 shares held in escrow. In addition, Warrants remained outstanding for the purchase of 300,000 shares of common stock.

As a result of the September 1999 Cancellation Agreements, (i) 2,424,000 shares of the Company's common stock held by certain of the stockholders of Global Nevada became subject to cancellation; (ii) 10,000,000 Earnout Shares and 6,299,700 Penalty Shares that were held in escrow became subject to cancellation; and (iii) the remaining 2,000,000 Earnout Shares and 1,000,000 Penalty Shares that were held in escrow became subject to release to the founders of Global New York that waived their rights to and agreed to the cancellation of the 10,000,000 Earnout Shares and the 6,299,700 Penalty Shares. As a result, the Company had, effectively, 10,776,000 shares of common stock outstanding as of September 30, 1999 comprised of 1,576,000 shares that were effectively issued to the former stockholders of Global Nevada, 9,000,000 shares that were effectively issued to the founders of Global New York and 200,000 shares that had been issued as a result of the private placement and the exercise of Warrants.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)

Note 6 - Commitments:

The Company has entered into an oral consulting agreement with one of its stockholders whereby the stockholder will provide financial and other consulting services to the Company in exchange for payments of up to approximately $75,000 for such services.

The Company has also entered into an oral agreement with a company that is a designer and developer of web sites for assistance in the further development of its web site and the creation of proprietary software for the design, distribution and measurement of interactive advertising. One of the stockholders of the Company is the president and chief executive officer of the web site designer and developer.


                                      * * *

                                 EXHIBIT INDEX

           EXHIBIT
           NUMBER           DESCRIPTION
           -------          -----------
            27              Financial Data Schedule