Form 10KSB
period 1999-12-31
GLOBAL NETWORK INC
filed 2000-04-13
CIK 1093884

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the fiscal year ended December 31, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from __________________ to _________________.

                          Commission File No. 000-27185


                              GLOBAL NETWORK, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Nevada                                                  88-0367123
------------------------                                     -------------------
(State of Incorporation)                                       (IRS Employer
                                                             Identification No.)


575 Madison Ave., 10th Floor, New York, New York                    10022
------------------------------------------------             -------------------
   (Address of Principal Executive Offices)                       (Zip Code)


                                 (212) 605-0431
--------------------------------------------------------------------------------
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   Common Stock

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer had revenues of $15,000 for the fiscal year ended December 31, 1999.

The aggregate market value of the voting stock held by non-affiliates on March 31, 2000 was approximately $32,927,760, based on the average of the bid and asked prices of the issuer's Common Stock in the over-the-counter market on such date as reported by the OTC Bulletin Board.

As of March 31, 2000, 10,979,000 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                              Global Network, Inc.

                                   Form 10K-SB

                    NOTE REGARDING FORWARD LOOKING STATEMENTS

         Some of the statements in this Annual Report are forward-looking statements within the meaning of the federal securities laws. Generally forward-looking statements can be identified by the use of terms like "believe," "may," "will," "expect," "anticipate," "plan," "hope" and similar words, although this is not a complete list and we may express some forward-looking statements differently. Discussions relating to our plan of operation, our business strategy and our competition, among others, contain such statements. Actual results may differ materially from those contained in our forward-looking statements for a variety of reasons including those expressly detailed under the heading "Risk Factors" from time to time in our filings with the SEC.

         Throughout this report, when we refer to "GNI," "Global Network" or "the Company," or when we speak of ourselves generally, we are referring collectively to Global Network, Inc. and its subsidiary unless the context indicates otherwise or as otherwise noted.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

OUR BUSINESS

         We package and sell online banner advertising on newspaper web sites to national advertisers. We intend to create the first cyberlinked network of online newspaper web sites in order to bring national advertisers and leading newspapers together on the Internet. In September 1999 we began development of a proprietary software system - the GNI System - which allows us to purchase advertising space and place online advertisements on multiple newspaper web sites. In February 2000 we filed for a patent to protect our rights to the GNI System.

         National advertisers have traditionally avoided newspaper advertising because of newspapers' limited, local audience and because it is difficult for advertisers to efficiently place advertising in multiple newspapers. Increasingly, however, newspapers are offering content on the Internet, which we feel provides a significant, and as yet largely untapped, potential market for national advertisers.

         We intend to capitalize on this market potential by purchasing unused space on these newspaper web sites and, using our proprietary software, packaging and reselling it as online banner advertising to national advertisers. In doing so we believe that we provide benefits for both advertisers and the newspapers.

         To advertisers and their ad agencies, we offer the benefit of cost efficient one-stop shopping. The GNI System allows advertisers to place demographically and geographically targeted banner ads in multiple newspaper markets, thereby eliminating multi-market negotiations and simplifying ordering, auditing and billing.

         We have the ability to purchase unused page views from virtually every newspaper which maintains a web site. Currently, a majority of these page views go unsold or are sold for less than optimal rates. To these newspapers, we offer potential increases in volume, value and market share by exposing them to national advertisers who are using the GNI System to market nationally but sell locally.

OUR SOFTWARE

         Our software is a key to our business. We believe that it is unique in its ability to link to multiple pages on multiple newspaper web sites, thereby allowing national ad agencies to purchase targeted advertising on specific sites in major markets. Using the GNI System, advertisers can target their ads by demographic criteria, day, date and time of day. This allows the advertisers to match the message with the medium by tying the sales message to the pages editorial content.

         We believe that the GNI System is the only system that allows the advertiser to place, track, measure, change, test, compare, rotate and audit any and all of its banner ads on, if needed, an hourly basis. Accordingly, we feel that the GNI System is currently superior to the software maintained by other Internet marketing companies.

         We filed for a patent on our software in February 2000.

OUR TEAM

         We employ three full time employees, each of whom is an executive officer. Each of our officers has a combination of large corporate and entrepreneurial experience in marketing and/or publishing, as more fully detailed in Part II, Item 9, below. We intend to capitalize on our officers' industry experience and executive contacts therein to establish and expand our business.

         Beyond our executive officers, we have turned to outside consultants and independent contractors for sales, financial, and technical services so as to minimize overhead and most efficiently use our capital. To date, we have engaged advertising sales representative organizations in San Francisco, Los Angeles, Chicago and Detroit. We anticipate, although we cannot guarantee, that we will engage additional advertising sales representatives in Atlanta, Dallas, Toronto, London and Paris in the future.

         Each of our sales representative organizations is independent and has been selected based on a combination of our management's personal experience and the representative's knowledge of the industry and the local markets which they serve. Our representatives are under non-exclusive contracts, terminable at will at any time by either party. These contracts provide for compensation based on a 20% commission which will be paid in a combination of cash and stock options.

         We have entered into an oral agreement with IMEX Exchange Inc, a designer and developer of web sites, to assist us in further developing our web site and proprietary software. We have also entered into an oral agreement with Donald Radcliffe to provide financial consulting services. Both of these agreements are non-exclusive and terminable at will by either party at any time.

OUR BUSINESS & MARKETING STRATEGIES

         We plan to establish and grow our business by implementing the following key strategies:

Focus on Newspaper Web Sites

         We believe that there is a potentially large untapped market for national advertising on newspaper web sites. We intend to focus on the pursuit and development of this market in an effort to become the leading Internet advertising company dedicated to the newspaper industry.

Target our Marketing to National Advertisers

         We intend to focus our marketing on national advertisers and their ad agencies. We plan to demonstrate to these advertisers the power of our network of local newspaper advertising as a potentially formidable competitor to magazines and television. Specific industries which we intend to target initially include automobiles, entertainment, financial, insurance, pharmaceuticals, politics and packaged goods, among others.

Develop and Use our Leading Edge Proprietary Software

         Our software allows our advertisers to target, place and track online advertising on our network based on a number of demographic, geographic and other criteria. We have attempted to design our software to allow us to most efficiently meet the needs of our advertisers. We intend to continue to develop our software as technology and the marketplace expands so as to best serve our customers and distinguish ourselves from our competitors.

Capitalize on an Experienced Management Team

         We intend to capitalize on our management team's industry contacts and relationships to attract major national advertisers. Rather than relying on inexperienced salesmen, we are looking to our management to pursue the 20 leading interactive ad agencies and the 50 leading interactive advertisers. We will further supplement their efforts by relying on experienced independent sales representatives in target sales locations around the country and Canada.

Direct Marketing Techniques

         We intend to implement a direct marketing program by using available lists of key marketing executives' email addresses. We intend to pursue arrangements with list providers to obtain these addresses and are also beginning negotiations with facilitators who can process our direct marketing mailings in mass format.

Maximize Customer Satisfaction and Renewals

         We believe that, upon demonstrating the effectiveness of advertising through GNI, we will enjoy a high level of customer satisfaction and renewals. Accordingly, a key element of the GNI System, and a continued goal of further development, is the ability to track, measure and report this effectiveness.

Pursue Strategic Relationships with Select Interactive and National Advertising Agencies

         We believe that use of the GNI System is attractive to a variety of major interactive and national advertising agencies and we have pursued and will continue to pursue strategic relationships with agencies such as Interpublic, True North, Saatchi & Saatchi, J.W. Thompson and others.

ADVERTISING AND OUR NEWSPAPER NETWORK

         We purchase page views from newspaper web sites which have excess inventories of monthly page views. Our primary focus is on newspapers in the top 25 domestic markets which have monthly traffic in excess of 1.5 billion page views. Our typical agreement with such newspapers is based on their available inventory and our desire to purchase and re-sell such page views for $24-$32 per thousand impressions. While we cannot guarantee the continued availability to us of such page views, to date such inventory has been widely available despite increasing activity and we believe that this will continue to be the case.

INDUSTRY OVERVIEW AND COMPETITION

         Internet marketing and advertising is an intensely competitive business. An increasing number of dedicated Internet marketing companies are competing for online advertising dollars, and we face competition from traditional marketing and advertising firms as well. We expect competition from both sources to intensify and increase in the future.

         Our competition for Internet advertising dollars includes the major Internet advertising companies such as DoubleClick, 24/7 Media and Flycast, as well as companies such as ValueClick, Advertising.com, eAds, Datacomm and ClickAgents. Many of these and our other current and potential competitors have greater name recognition, financial, technical or marketing resources, and more extensive customer bases than we do, all of which could be leveraged to gain market share to our detriment. To date, however, it appears that these companies have not focused on our primary target - re-selling page views on online newspaper sites to national advertisers. While we are certain that these Internet marketing companies as well as traditional marketing and advertising firms will eventually look to take advantage of this market, we feel that our early entry into this market offers an initial competitive advantage.

OUR HISTORY

         Global Network, Inc. was incorporated in the State of New York on April 20, 1999. On August 5, 1999 we were acquired by Bargain Brokers, Inc., which subsequently changed its name to Global Network, Inc. Bargain Brokers was incorporated in Nevada in August 1996 to act as a wholesale liquidator of closeouts, factory overruns, seconds and insurance salvage goods. Bargain Brokers did not break out of the development stage, however, and was an inactive business when it acquired us. The original Global Network, Inc. (the New York corporation) is now a wholly owned subsidiary of the new Global Network, Inc. (the Nevada corporation formerly known as Bargain Brokers, Inc.).

CONTACT INFORMATION

         Our address is 575 Madison Avenue, New York, New York 10022. Our telephone number is (212) 605-0431. Our Internet address is http://www.dgonn.com.

ITEM 2 - DESCRIPTION OF PROPERTY

         Our principal office is located at 575 Madison Avenue, New York, NY 10022. This office houses all of our employees and the majority of our operations including investor relations, management, sales, marketing and accounting. We lease our office space on a month to month basis and we pay rent of approximately $1,000 per month. Donald Radcliffe, one of our stockholders, owns a minority interest in the lessor.

ITEM 3 - LEGAL PROCEEDINGS

         We are not currently a party to any pending law suits or similar administrative proceedings and, to the best of our knowledge, there is presently no basis for any such suit or proceeding.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matter to a vote of security holders during the fourth quarter of our 1999 fiscal year.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock trades in the over-the-counter market on the OTC Bulletin Board. We began trading under the symbol "GNNU" on August 15, 1999. Prior to that date, the stock was traded under the symbol "BRGB" with only limited and sporadic trading. The following table shows the high and low bid prices for our common stock for each quarter from August 15, 1999 through March 31, 2000. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The average daily trading volume during this period was approximately 42,000 shares, with a high daily volume of 427,000 shares and a low of 34 shares.

                                                                 High       Low
                                                                 ----       ---

Third Quarter 1999 (August 15 through September 30)              $7.35     $5.00

Fourth Quarter 1999 (October 1 through December 31)              $4.50     $0.50

First Quarter 2000 (January 1, 2000 through March 31, 2000)     $12.00     $0.50

         As of March 31, 2000, there were approximately 50 stockholders of record of our common stock. On March 31, 2000, the closing bid price for our common stock was $9.00.

         We have never paid any cash dividends on our common stock and we do not anticipate paying dividends in the near future. Any payment of future cash dividends will be determined by our board of directors based upon conditions then existing, including our financial condition, capital requirements, cash flow, profitability, business outlook and other factors. In addition, our future credit arrangements may restrict the payment of dividends.

RECENT SALES OF UNREGISTERED SECURITIES

         We have made the following sales of unregistered securities within the last three years:

         In October 1997, at which time we were known as Bargain Brokers, Inc., we sold 2,000,000 shares of our common stock for aggregate consideration of $20,000. The sale of such securities was exempt from registration under the Securities Act of 1933 pursuant to Rule 504 of Regulation D promulgated thereunder.

         In August 1999, at which time we were known as Bargain Brokers, Inc., we issued 27,732,934 shares of our common stock to the stockholders of Global Network, Inc. in exchange for all of the outstanding shares of Global Network, Inc. The issuance of such securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and/or Regulation D promulgated thereunder.

         In August 1999, at which time we were known as Bargain Brokers, Inc., we sold to one offshore investor for an aggregate purchase price of $200,000:
(i) 100,000 shares of our common stock and (ii) warrants to purchase an additional 400,000 shares of our common stock at a price of $2.00 per share. 100,000 of these warrants were exercised in August 1999 and pursuant thereto we issued 100,000 shares of common stock for $200,000. The remaining 300,000 of these warrants have expired as of the date of this filing. The sale of these securities was exempt from registration under the Securities Act of 1933 pursuant to Regulation S promulgated thereunder.

         In August 1999, we issued 25,000 shares of our common stock to our corporate attorneys for services rendered. The issuance of these securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and/or Regulation D promulgated thereunder.

         In December 1999, we issued 10,000 shares of our common stock to our intellectual property attorneys for services rendered. The issuance of these securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and/or Regulation D promulgated thereunder.

         In the period from December 1999 through February 2000, we granted options to purchase an aggregate of 745,000 shares of our common stock at prices ranging from $0.50 to $0.93 to a limited number of service providers in consideration for such services. The grant of such options option was exempt from registration under the Securities Act of 1933 pursuant to Section 4 (2) thereof and/or Regulation D promulgated thereunder.

         In February and March 2000, we sold an aggregate of 1,338,000 shares of our common stock to 30 accredited investors for a total purchase price of $1,768,250. The sale of these securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2), Regulation D and/or Regulation S promulgated thereunder.

         In February 2000, we issued 5,000 shares of our common stock to a consultant for services rendered. The issuance of these securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and/or Regulation D promulgated thereunder.

RECENT CANCELLATIONS OF CERTAIN SHARES

         In September and October 1999, certain of our shareholders, including each of our executive officers, agreed to cancel an aggregate of 21,156,934 shares of our common stock which they held at the time, thereby reducing the number of shares of our common stock outstanding. In March 2000, our president canceled an additional 1,175,000 shares of our common stock which he held at the time, again reducing the number of shares of the our common stock outstanding. The number of shares outstanding set forth on the cover page of this report reflects the cancellation of these shares. The cancellation of these shares in conjunction with the recent private placements discussed above allowed us to raise approximately $1.75 million while minimizing shareholder dilution.

ITEM 6 - PLAN OF OPERATION

         The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements that appear later in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

         We had revenues of $15,000 during the period from April 26, 1999 (inception) through December 31, 1999 and incurred costs of $11,301 in connection with such revenues. Selling, general and administrative expenses of $361,421 for the period April 26, 1999 through December 31, 9199 consist primarily of promotional expenditures relating to the initial solicitation of customers and other incidental start up costs.

         Going forward, we intend to derive our revenues from the sale of interactive advertising on the web and the development of proprietary software designed for the direction, creation, and measurement of Internet advertisements. Through March 2000, we had entered into contracts with our first ten advertisers and we anticipate that we will begin to generate additional revenues shortly.

         During the quarter ending March 31, 2000, we pulled our initial suppliers and distribution channels into place and we have begun to accept interactive advertising. We have made initial contact with, and will continue to make contacts with, major interactive clients and their advertising agencies through a series of mailings, presentations, and web site demonstrations. Our strategy is to solicit the major potential advertisers, including but not limited to the following industries: automobile, entertainment, package goods, financial services, political, and technology.

         We intend to continue to out-source research, marketing, computer programming, and graphic design functions to expert individuals with whom our management has prior experience and in whom our management has an acceptable level of confidence. Through outsourcing, we believe that we can maximize results while keeping overhead expenses at a minimum.

LIQUIDITY AND CAPITAL RESOURCES

         From August 1999 through the date of this report, we have raised a total of approximately $2,168,000, net of approximately $102,000 in fees, from the following securities offerings:


August 1999                 $200,000     Sale of 100,000 shares of common stock and warrants to purchase an additional 400,000 shares of common stock at a price of $2 per share at any time until February 5, 2000

August 1999                 $200,000     Sale of 100,000 shares of common stock pursuant to exercise of warrants

February and March 2000   $1,768,250     Sale of 1,388,000 shares of common stock


         At March 31, 2000 we had working capital of approximately $1,570,000. Our principal cash requirements are for the continual development of our business and solicitation of new customers.

         We anticipate that our working capital, together with our projected cash flows from results of operations will be sufficient to satisfy our cash requirements for at least twelve and up to twenty four months. In the event that our plans change due to unanticipated expenses or difficulties or otherwise, or if our working capital and projected cash flow otherwise prove insufficient to fund operations, we could be required to seek additional financing sooner than we currently anticipate. There can be no assurance that additional financing will be available to us if needed, whether on commercially reasonable terms or at all. An inability to obtain such additional financing would likely have a material adverse effect on our long term liquidity.

         We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that our customer contracts reflect increases in costs due to inflation.

YEAR 2000 READINESS DISCLOSURE

         As of the date of this report, we have not experienced any significant year 2000 problems, but we cannot be sure that such problems will not arise in the future, whether arising out of own systems or those of third parties. Accordingly, we are continuing to monitor the situation. We do not have a contingency plan in place to deal with year 2000 problems that may occur in the future, nor do we intend to implement such a plan. If year 2000 problems do arise, our business and our financial condition could be adversely effected.

         As of the date of this report, we have not incurred any material expense relating to or arising out of the year 2000 problem.

ITEM 7 - FINANCIAL STATEMENTS

         Our financial statements are attached to this report beginning on page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                     PART II

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

OFFICERS AND DIRECTORS

         Following is certain information about our executive officers and directors. We have not entered into employment agreements with any of our executive officers.

James C. Mason, President, CEO and Director

         Mr. Mason, age 55, has over 30 years of senior management experience in both large corporation and entrepreneurial enterprises. Mr. Mason began his career with McGraw-Hill in 1967 and rose through the ranks until 1974 when he joined Business Week magazine as a sales executive. In 1980-82, Mr. Mason opened a consultancy business and worked in the development of small magazines. In 1983, Mr. Mason rejoined Business Week as Worldwide Director of Marketing overseeing all sales and marketing. In 1985, Mr. Mason joined the partnership which was purchasing U.S. News and World Report. He remained at U.S. News and World Report as Associate Publisher and a Partner until 1987 when he joined The New York Daily News as Executive Vice President, Sales & Marketing. In 1991, Mr. Mason ran several entrepreneurial companies and consulted to numerous investment banking and publishing institutions. Mr. Mason incorporated the Company in 1999.

John F. Grant, Executive Vice President, Treasurer and Director

         Mr. Grant, age 62, began his career in publishing in 1966 when he joined National Geographic as International Director, a position which he held until 1980. During his tenure, Mr. Grant launched two international operations. In 1980, Mr. Grant joined Knapp Communications as Publisher for GEO, a startup magazine. In 1985, Mr. Grant started his own real estate firm, Jacpa Equities, which he ran from 1985-1988. In 1988, Mr. Grant returned to publishing as Sales Manager for Scientific American magazine until 1990 when he became Vice President of Harper's magazine. His last venture prior to joining GNI was with Mutual Funds magazine, which he co-founded in 1994.

Arnold R. Behrman, Executive Vice President, Secretary and Director

         Mr. Behrman, age 57, has spent 35 years in executive positions with major advertising agencies and publishing organizations. Starting in media in 1964, Mr. Behrman joined Compton Advertising, now a subsidiary of Saatchi & Saatchi. Mr. Behrman rose through the ranks until achieving total responsibility for all print media decisions at Compton. Mr. Behrman became a specialist in package goods and personally directed all print advertising for Proctor & Gamble, and directed print strategies over all ten of their agencies. Mr. Behrman left to join the Newspaper Association of America as Vice President. Mr. Behrman's responsibilities included the coordination of all the member newspapers. In 1998, Mr. Behrman started his own consulting firm where he remained until April 1999 when he joined Global Network as Executive Vice President.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us during or relating to the past fiscal year, the following persons failed to timely file the reports described below.

         James Mason, John Grant and Arnold Behrman, each of whom is an executive officer and director, were several weeks late in filing their Initial Statements of Beneficial Ownership of Securities on Form 3.

ITEM 10 - EXECUTIVE COMPENSATION

         We did not pay any compensation prior to August, 1999. In August 1999 we began paying our officers as follows:

Name                       Title                              Salary
----                       -----                              ------
James C. Mason             President and CEO                  $90,000/yr
John F. Grant              Executive Vice President           $90,000/ry
Arnold R. Behrman          Executive Vice President           $90,000/yr

         The members of our board of directors are reimbursed for actual expense incurred in attending board meetings. There are no other arrangements for compensation to directors.

         The following table sets forth certain summary information regarding compensation paid to our executive officers during the fiscal year ended December 31, 1999. None of our officers have been awarded any stock options, stock appreciation rights or other long term or incentive compensation.

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------
                                                          Annual Compensation
                                                   -------------------------------------------
                                                                                     Other
                                   Fiscal                                            Annual            All Other
Name and Principal Position         Year           Salary          Bonus          Compensation       Compensation
-----------------------------------------------------------------------------------------------------------------
James  C. Mason, President,         1999           $30,000           --                --                 --
CEO and Director

John F. Grant, Executive            1999           $30,000           --                --                 --
Vice President and Director

Arnold F. Behrman, Executive        1999           $30,000           --                --                 --
Vice President, Secretary
and Director
-----------------------------------------------------------------------------------------------------------------

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to beneficial ownership of our common stock as of March 31, 2000 by (i) each person known to us to be the beneficial owner of more than five percent of our common stock, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group.

-----------------------------------------------------------------------------------------------------------------
Name and Address of Beneficial Owner               Number of Shares Beneficially Owned       Percentage of Class*
-----------------------------------------------------------------------------------------------------------------
James C. Mason (President, CEO and Director)
575 Madison Avenue, 10th Floor                                  2,305,000                              21%
New York, New York 10022

Arnold R. Behrman (Executive Vice President,
Secretary and Director)
575 Madison Avenue, 10th Floor                                  1,665,000                            15.2%
New York, New York 10022

John F. Grant (Executive Vice President
and Director)
575 Madison Avenue, 10th Floor                                  2,205,000                            20.0%
New York, New York 10022

All executive officers and directors as a
group (3 persons)                                               6,175,000                            56.2%

Donald S. Radcliffe
239 Long Hill Road                                                750,000                             6.8%
Little Falls, NJ 07424

Dennis Stillwell
120 East 36th Street                                              900,000                             8.1%
New York, New York 10036
-----------------------------------------------------------------------------------------------------------------

* Based on 10,979,000 shares outstanding as of March 31, 2000.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Except as set forth below, we are not aware of any transaction during the last two years, or proposed transactions, to which we were or are to be a party, in which any director, executive officer, 5% security holder, or member of the immediate family of any of the previously named persons had or is to have a direct or indirect material interest.

         GNI has entered into an oral consulting agreement with Donald Radcliffe, a greater than 5% shareholder. The terms of the agreement provide that Mr. Radcliffe will provide consulting services with respect to financing and general startup and operating matters. As of the date of this report, Mr. Radcliffe had received payment from the Company of approximately $75,000 and has been reimbursed for his out of pocket costs. Mr. Radcliffe also owns a minority interest in the company from which we lease our office space.

         We entered into an oral agreement with IMEX Exchange Inc., a designer and developer of web sites, to assist us in further developing our web site and creating proprietary software for the design, distribution, and measurement of interactive advertising. Dennis Stillwell, the President and CEO of IMEX Exchange Inc., holds more than 5% of our common stock.

         Pixel Incorporated, one of our suppliers, is owned by Jill Mason, who is the wife of our President, Jim Mason. Throughout 1999 and to the present, Pixel has provided and continues to provide us with secretarial services and assistance in connection with investor relations, responding to emails and the preparation of financial information. During 1999, we paid Pixel approximately $33,000 in compensation for services.

         During 1999, we paid approximately $21,000 to Grant International, a boat charter business owned by our Executive Vice President, John Grant, in connection with several marketing and business development events.

                                    PART III

ITEM 13 - EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      Exhibits
         --------

         3.1      Articles of Incorporation of Global Network, Inc., as amended*

         3.2      Bylaws of Global Network, Inc.*

         10.1 Agreement and Plan of Reorganization dated as of August 5, 1999 by and among Bargain Brokers, Inc., a Nevada corporation, Global Network, Inc., a New York Corporation, and the shareholders of Global Network, Inc.*

         21.1     List of Subsidiaries*

         27       Financial Data Schedule

------------------
* Filed as an exhibit to GNI's Registration Statement on Form 10-SB, filed on August 30, 1999.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       GLOBAL NETWORK INC.
                                                          (Registrant)

Date:   April 12, 2000                                 By: /s/ James C. Mason
                                                           -------------------
                                                           James C. Mason

                                                       Its:  President and CEO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James C. Mason                                                April 12, 2000
---------------------------------
James C. Mason, President,
CEO and Director
(Principal Executive, Financial
and Accounting Officer)

/s/ Arnold R. Behrman                                             April 12, 2000
------------------------------
Arnold R. Behrman
Executive Vice President,
Secretary and Director

/s/ John F. Grant                                                 April 12, 2000
-----------------------------------
John F. Grant
Executive Vice President,
Treasurer and Director

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                                    I N D E X

                                                                          PAGE
                                                                          ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                   F-2

CONSOLIDATED BALANCE SHEET
     DECEMBER 31, 1999                                                     F-3

CONSOLIDATED STATEMENT OF OPERATIONS
     PERIOD FROM APRIL 26, 1999 (DATE OF INCEPTION) THROUGH
     DECEMBER 31, 1999                                                     F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     PERIOD FROM APRIL 26, 1999 (DATE OF INCEPTION) THROUGH
     DECEMBER 31, 1999                                                     F-5

CONSOLIDATED STATEMENT OF CASH FLOWS
     PERIOD FROM APRIL 26, 1999 (DATE OF INCEPTION) THROUGH
     DECEMBER 31, 1999                                                     F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-7/12

                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
Global Network, Inc.

We have audited the accompanying consolidated balance sheet of GLOBAL NETWORK, INC. AND SUBSIDIARY (a development stage company) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from April 26, 1999 (date of inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Network, Inc. and Subsidiary as of December 31, 1999, and their results of operations and cash flows for the period from April 26, 1999 (date of inception) through December 31, 1999, in conformity with generally accepted accounting principles.

                                                J.H. COHN LLP

Roseland, New Jersey
March 22, 2000

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999

                                     ASSETS
                                     ------

Current assets:
     Cash                                                             $  14,307
     Accounts receivable                                                 15,000
     Advances to officers                                                86,203
                                                                      ---------

              Total                                                   $ 115,510
                                                                      =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

Current liabilities - accounts payable and accrued expenses           $  24,057
                                                                      ---------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value; 5,000,000 shares authorized;
         none issued                                                         --
     Common stock, $.001 par value; 50,000,000 shares authorized;
         10,811,000 shares issued and outstanding                        10,811
     Additional paid-in capital                                         438,364
     Deficit accumulated in the development stage                      (357,722)
                                                                      ---------
              Total stockholders' equity                                 91,453
                                                                      ---------
              Total                                                   $ 115,510
                                                                      =========

See Notes to Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 PERIOD FROM APRIL 26, 1999 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 1999

Revenues                                                 $   15,000

Cost of revenues                                             11,301
                                                         ----------
Gross profit                                                  3,699

Selling, general and administrative expenses                361,421
                                                         ----------
Net loss                                                 $ (357,722)
                                                         ==========
Basic net loss per common share                          $     (.04)
                                                         ==========

Basic weighted average common shares outstanding         10,055,751
                                                         ==========

See Notes to Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 PERIOD FROM APRIL 26, 1999 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 1999

                                                                                                          Deficit
                                                                                                        Accumulated
                                                      Common Stock            Stock        Additional     in the
                                                 ----------------------    Subscription      Paid-in    Development
                                                   Shares       Amount      Receivable       Capital       Stage         Total
                                                 ----------     -------    ------------    ----------   ------------    ---------
Initial issuance of shares on
   April 26, 1999 (as retroactively adjusted
   to reflect shares effectively issued
   prior to reverse acquisition on August 5,
   1999 and the effects of certain
   agreements on September 9, 1999)               9,000,000     $   100       $(100)

Effects of reverse acquisition                    1,576,000      10,476         100         $(45,576)                  $ (35,000)

Sale of units of shares of
   common stock and warrants
   through private placement                        100,000         100                      199,900                     200,000

Exercise of warrants                                100,000         100                      199,900                     200,000

Effects of issuance of common stock
   in exchange for services                          35,000          35                        8,090                       8,125

Effects of issuance of stock options
   in exchange for services                                                                   76,050                      76,050

Net loss                                                                                                 $(357,722)     (357,722)
                                                 ----------     -------       -----         --------     ---------     ---------
Balance, December 31, 1999                       10,811,000     $10,811       $  --         $438,364     $(357,722)    $  91,453
                                                 ==========     =======       =====         ========     =========     =========


See Notes to Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 PERIOD FROM APRIL 26, 1999 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 1999


Operating activities:
     Net loss                                                                 $(357,722)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Costs of services paid through issuance of common stock and
              stock options                                                      84,175
         Changes in operating assets and liabilities:
              Accounts receivable                                               (15,000)
              Advances to officers                                              (86,203)
              Accounts payable                                                   24,057
                                                                              ---------
                   Net cash used in operating activities                       (350,693)
                                                                              ---------

Financing activities:
     Proceeds from sale of units of common stock and warrants                   200,000
     Proceeds from exercise of warrants                                         200,000
     Payments of costs in connection with reverse acquisition                   (35,000)
                                                                              ---------
                   Net cash provided by financing activities                    365,000
                                                                              ---------

Increase in cash and cash, end of period                                      $  14,307
                                                                              =========


See Notes to Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and business:

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

                Global Network, Inc. ("Global New York") was originally incorporated on April 26, 1999 in New York to develop an advertising network of online local newspaper web sites for the purpose of purchasing unused page views on these sites and reselling them to national advertisers. During the period from its inception on April 26, 1999 through December 31, 1999, Global New York did not generate any significant revenues and, accordingly, it was in the development stage as of December 31, 1999.

                As of August 5, 1999, Global Nevada had, effectively, 1,576,000 shares of common stock outstanding, with a par value of $.001 per share. As of that date, Global Nevada issued 9,000,000 shares of common stock to acquire all of the 9,000,000 shares of common stock, which had no par value, of Global New York that were, effectively, then outstanding (the "Exchange"). All references to numbers of shares and per share amounts in these notes and the accompanying consolidated financial statements have been retroactively restated, where appropriate, for shares cancelled as a result of (i) the issuance of shares upon the exercise of warrants on August 10, 1999 and (ii) the September 1999 agreements (the "Cancellation Agreements") pursuant to which certain stockholders waived their right to receive and/or agreed to the cancellation of certain shares which had been held in escrow, as further explained in Note 5. As a result of the Exchange, Global New York became a wholly-owned subsidiary of Global Nevada, and Global Nevada had 10,576,000 shares of common stock outstanding, of which 9,000,000 shares, or 85.1%, were owned by the former stockholders of Global New York and 1,576,000 shares, or 14.9%, were owned by the former stockholders of Global Nevada. However, since the former stockholders of Global New York became the owners of a majority of the outstanding common shares of Global Nevada after the Exchange and Global Nevada had no significant operating activities or assets and liabilities prior to the Exchange, the Exchange was treated effective as of August 5, 1999 as a "purchase business combination" and a "reverse acquisition" for accounting purposes in which Global Nevada was the legal acquirer and Global New York was the accounting acquirer.

                As a result, the assets and liabilities of the accounting acquirer, Global New York, continued to be recorded at their historical carrying values as of August 5, 1999; however, common stock and additional paid-in capital were adjusted as of August 5, 1999 to reflect the $.001 per share par value of the shares of the legal acquirer,

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and business (concluded):

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

                Advertising and promotion:

                    The Company expenses the cost of advertising and promotion as incurred. Advertising and promotion costs charged to operations totaled approximately $59,000 during the period from April 26, 1999 to December 31, 1999.

                Income taxes:

                    Prior to the Exchange on August 5, 1999, Global New York, with the consent of its stockholders, had elected to be treated as an "S" Corporation under the Internal Revenue Code (the "Code"). Accordingly, prior to that date, the Company's losses were allocated to Global New York's stockholders for inclusion in their personal income tax returns and the Company was not required to record any provision or credit for income taxes.

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

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of accounting policies (concluded):

                Capitalized software costs:

                    The Company will capitalize the costs of purchased software which is ready for service. Costs of purchased software are amortized using the straight-line method over their estimated useful lives which do not exceed three years.

                Net earnings (loss) per common share:

                    The Company presents "basic" earnings (loss) per common share and, if applicable, it will present "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Generally, basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of warrants, were issued during the period.

                    The weighted average number of common shares of 10,055,751 used in the computation of basic net loss per common share for the period from April 26, 1999 (date of inception) through December 31, 1999: (i) includes the effects of the issuance of the 1,576,000 shares of common stock to the owners of Global Nevada as a result of the Exchange and the reverse acquisition by Global New York for the period subsequent to August 5, 1999, the date of the Exchange, and
                    (ii) excludes the effects of the 21,156,934 shares of common stock owned by the founders of Global New York and Global Nevada that were cancelled as a result of the issuance of shares upon the exercise of warrants on August 10, 1999 and the Cancellation Agreements in September 1999, as further explained in Note 5.

                    Since the Company had a loss for the period from April 26, 1999 through December 31, 1999, the assumed effect of the exercise of warrants and options outstanding at December 31, 1999 would have been anti-dilutive and, therefore, a diluted per share amount has not been presented in the accompanying consolidated statement of operations.

Note 3 - Advances to officers:

                Advances to officers of $86,203 as of December 31, 1999 were noninterest bearing and due on demand.

Note 4 - Income taxes:

                Prior to the Exchange on August 5, 1999, Global New York had elected to be treated as an "S" Corporation under the applicable sections of the Code. The "S" Corporation election terminated as a result of the Exchange.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Income taxes (concluded):

                The Company had net operating loss carryforwards of approximately $274,000 available to reduce future Federal taxable income as of December 31, 1999. There were no other material temporary differences as of that date. If not used, net operating loss carryforwards as of December 31, 1999 will expire in 2019.

                Deferred tax assets of approximately $93,000 attributable to the potential benefits from the net operating loss carryforwards as of December 31, 1999 were offset by an equivalent valuation allowance due to the uncertainties related to the extent and timing of the Company's future taxable income and, accordingly, the Company did not recognize a credit for income taxes for the period from April 26, 1999 through December 31, 1999.

Note 5 - Stockholders' equity: Preferred stock authorized:

                The Company's Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series, with terms and preferences to be determined by the Company's Board of Directors. No shares of preferred stock had been issued as of December 31, 1999.

                Issuances and cancellations of common stock, options and warrants:

                    The Company's Articles of Incorporation also authorize the issuance of 50,000,000 shares of common stock with a par value of $.001 per share.

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

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Stockholders' equity (continued):

                Issuances and cancellations of common stock, options and warrants (continued):

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

                    During the period from April 26, 1999 through December 31, 1999, the Company issued 35,000 shares of common stock in exchange for services. The shares had an aggregate estimate fair value of $8,125.

                    During December 1999, the Company issued options to purchase 195,000 shares of common stock in exchange for consulting services. The options are exercisable at $.50 per share at any time prior to their expiration on December 31, 2002. The options had an aggregate estimate fair value of $76,050, as determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," by using a Black-Scholes option-pricing model with the following assumptions:

                         Expected years of option life        1.5
                         Risk free interest rate                6%
                         Dividend yield                         0%
                         Volatility                           113%

                    Accordingly, the Company charged $84,175 to general and administrative expenses during the period from April 26, 1999 through December 31, 1999, and increased common stock and additional paid-in capital by an equivalent aggregate amount, based on the fair value of the shares and options issued for legal and consulting services. The issuances of shares and options for services are noncash transactions that are not reflected in the accompanying consolidated statement of cash flows.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Other related party transactions and commitments:

                The Company has entered into an oral consulting agreement with one of its stockholders whereby the stockholder will provide financial and other consulting services to the Company in exchange for payments management estimates will aggregate up to approximately $75,000 for such services. General and administrative expenses and costs of the reverse acquisition include charges of $16,710 and $15,000, respectively, for services provided by the stockholder under the oral agreement during the period from April 26, 1999 through December 31, 1999.

                The Company has also entered into an oral agreement with a company that is a designer and developer of web sites for assistance in the further development of its web site and the creation of proprietary software for the design, distribution and measurement of interactive advertising. One of the stockholders of the Company is the president and chief executive officer of the web site designer and developer. The Company was not charged for any of the services provided by the related company during the period from April 26, 1999 through December 31, 1999.

                General and administrative expenses include charges by related parties for client entertainment, office and secretarial services and other office expenses totaling approximately $74,000 for the period from April 26, 1999 through December 31, 1999.

Note 7 - Subsequent events:

                During the period from January 1, 2000 through March 22, 2000, the Company received proceeds of $1,665,750, net of related costs and expenses of $102,500, from the sale of 1,338,000 shares of common stock that were made through a private placement exempt from registration under the Securities Act of 1933 (the "Act"). In connection with the private placement, one of the founders of the Company agreed to return 1,175,000 shares of common stock to the Company, and the Company agreed to cancel those shares. The Company also issued 5,000 shares of common stock for financial services related to the private placement.

                During the period from January 1, 2000 through March 22, 2000, the Company issued options to purchase 550,000 shares of common stock in exchange for consulting services. The options are exercisable at $.93 per share at any time prior to their expiration on February 28, 2003. The options had an approximate aggregate fair value of $396,000 as determined by using a Black-Scholes option-pricing model (see Note 5). Certain of the options with an approximate aggregate fair value of $324,000 were issued for services provided in connection with the development of the Company's proprietary software and, accordingly, the fair value of those options, which totaled approximately $324,000, will be capitalized.

                                INDEX TO EXHIBITS

        Exhibit
        Number                          Description
        -------                         -----------

          3.1     Articles of Incorporation of Global Network, Inc., as amended*

          3.2     Bylaws of Global Network, Inc.*

         10.1 Agreement and Plan of Reorganization dated as of August 5, 1999 by and among Bargain Brokers, Inc., a Nevada corporation, Global Network, Inc., a New York Corporation, and the shareholders of Global Network, Inc.*

         21.1     List of Subsidiaries*

         27       Financial Data Schedule

------------------
* Filed as an exhibit to GNI's Registration Statement on Form 10-SB, filed on August 30, 1999.