Form 10QSB
period 2000-03-31
GLOBAL NETWORK INC
filed 2000-05-15
CIK 1093884

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 of 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2000
                                   --------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from ____________________ to _____________________

    Commission file number 0-27185


                              Global Network, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


        Nevada                                            88-0367123
------------------------                       ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)


575 Madison Ave., 10th Floor, New York, New York            10022
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)               (Zip Code)


                                 (212) 605-0431
                           ---------------------------
                           (Issuer's Telephone Number)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,979,000 as of March 31, 2000.


         Transitional Small Business Disclosure Format (check one):

Yes       No  X
    ---      ---

                                     PART I
                              FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

        See financial statements beginning on Page F-I.

Item 2. PLAN OF OPERATION

        We had revenues of $15,000 during the three months ended March 31, 2000 and incurred costs of $10,000 in connection with such revenues. Selling, general and administrative expenses of $253,555 for the three months ended March 31, 2000 consist primarily of promotional expenditures relating to the initial solicitation of customers and other incidental start up costs.

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

LIQUIDITY AND CAPITAL RESOURCES

         From August 1999 through the date of this report, we have raised a total of approximately $2,168,000, net of approximately $102,000 in fees, from the following securities offerings:

         August 1999                   $  200,000          Sale of 100,000 shares of common stock
                                                           and warrants to purchase an additional
                                                           400,000 shares of common stock at a
                                                           price of $2 per share at any time until
                                                           February 5, 2000

         August 1999                   $  200,000          Sale of 100,000 shares of common stock
                                                           pursuant to exercise of warrants

         February and March 2000       $1,768,250          Sale of 1,388,000 shares of common stock

        In addition, through December 31, 1999 35,000 shares of common stock having an aggregate fair value of $8,125 and options to purchase 195,000 shares of common stock at $.50 a share with an aggregate fair value of $76,050 were issued in exchange for services. During the three months ended March 31, 2000 options to purchase 550,000 shares of common stock at $.93 per share with an aggregate fair value of $396,000 were issued in exchange for services.

        At March 31, 2000 we had working capital of approximately $1,559,000. Our principal cash requirements are for the continual development of our business and solicitation of new customers.

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

                                     PART II
                                OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits.

            27  Financial Data Schedule

        (b) Reports on Form 8-K.

            The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 15, 2000                           GLOBAL NETWORK, INC.

                                              /s/ JAMES C. MASON
                                              ----------------------------------
                                              James C. Mason
                                              President, CEO and Principal
                                               Financial Officer

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                                    I N D E X


                                                                          PAGE
                                                                         ------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                   F-2

CONDENSED CONSOLIDATED BALANCE SHEETS
     MARCH 31, 2000 (Unaudited) AND DECEMBER 31, 1999                      F-3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     THREE MONTHS ENDED MARCH 31, 2000 AND PERIOD FROM
     APRIL 26, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2000
     (Unaudited)                                                           F-4

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     THREE MONTHS ENDED MARCH 31, 2000 AND PERIOD FROM
     APRIL 26, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2000
     (Unaudited)                                                           F-5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     THREE MONTHS ENDED MARCH 31, 2000 AND PERIOD FROM
     APRIL 26, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2000
     (Unaudited)                                                           F-6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                      F-7/10


                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Global Network, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of GLOBAL NETWORK, INC. AND SUBSIDIARY as of March 31, 2000, and the related condensed consolidated statements of operations, stockholders' equity and cash flows for the three months ended March 31, 2000 and the period from April 26, 1999 (date of inception) through March 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review of the condensed consolidated financial statements referred to above, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1999, and the related consolidated statements of operations and cash flows for the period from April 26, 1999 (date of inception) through December 31, 1999 which are not presented herein, and in our report dated March 22, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                               J.H. Cohn LLP

Roseland, New Jersey
May 10, 2000

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2000 (Unaudited) AND DECEMBER 31, 1999

                                                                   March 31,          December 31,
                                                                     2000                1999
                                                                  -----------         ----------
                                                                                       (Note 1)
                                     ASSETS
Current assets:
     Cash                                                         $ 1,536,162         $  14,307
     Accounts receivable                                               15,000            15,000
     Advances to officers                                              45,439            86,203
     Other current assets                                              29,900
                                                                  -----------         ---------
              Total current assets                                  1,626,501           115,510

Capitalized software development costs                                345,275
                                                                  -----------         ---------

              Totals                                              $ 1,971,776         $ 115,510
                                                                  ===========         =========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable and accrued expenses       $    67,128         $  24,057
                                                                  -----------         ---------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value; 5,000,000 shares
       authorized; none issued                                             --                --
     Common stock, $.001 par value; 50,000,000 shares
       authorized; 10,979,000 and 10,811,000 shares
       issued and outstanding                                          10,979            10,811
     Additional paid-in capital                                     2,499,946           438,364
     Deficit accumulated in the development stage                    (606,277)         (357,722)
                                                                  -----------         ---------
              Total stockholders' equity                            1,904,648            91,453
                                                                  -----------         ---------
              Totals                                              $ 1,971,776         $ 115,510
                                                                  ===========         =========

See Notes to Condensed Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED MARCH 31, 2000 AND PERIOD FROM
            APRIL 26, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2000
                                   (Unaudited)

                                                            Three
                                                            Months
                                                            Ended           Cumulative
                                                           March 31,          from
                                                             2000           Inception
                                                        ------------        ----------
Revenues                                                $     15,000         $  30,000

Cost of revenues                                              10,000            21,301
                                                        ------------         ---------
Gross profit                                                   5,000             8,699

Selling, general and administrative expenses                 253,555           614,976
                                                        ------------         ---------
Net loss                                                $   (248,555)        $(606,277)
                                                        ============         =========

Basic net loss per common share                         $       (.02)
                                                        ============

Basic weighted average common shares outstanding          10,894,076
                                                        ============


See Notes to Condensed Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                THREE MONTHS ENDED MARCH 31, 2000 AND PERIOD FROM
            APRIL 26, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2000
                                   (Unaudited)

                                                                                    Deficit
                                                                                  Accumulated
                                  Common Stock           Stock       Additional     in the
                              ---------------------   Subscription    Paid-in     Development
                                Shares      Amount     Receivable     Capital        Stage        Total
                              -----------   -------   ------------   ----------   -----------   ----------
Initial issuance of shares
  on April 26, 1999 (as
  retroactively adjusted to
  reflect shares effectively
  issued prior to reverse
  acquisition on August 5,
  1999 and the effects of
  certain agreements on
  September 9, 1999)            9,000,000   $   100      $(100)
Effects of reverse
  acquisition                   1,576,000    10,476        100       $  (45,576)                $  (35,000)
Sale of units of shares of
  common stock and warrants
  through private placement       100,000       100                     199,900                    200,000
Exercise of warrants              100,000       100                     199,900                    200,000
Effects of issuance of
  common stock in exchange
  for services                     35,000        35                       8,090                      8,125
Effects of issuance of stock
  options in exchange for
  services                                                               76,050                     76,050
Net loss                                                                           $(357,722)     (357,722)
                              -----------   -------      -----       ----------    ---------    ----------
Balance, December 31, 1999     10,811,000    10,811         --          438,364     (357,722)       91,453
Sale of shares of common
  stock, net of expenses of
  $102,500                      1,343,000     1,343                   1,664,407                  1,665,750
Cancellation of shares of
  common stock                 (1,175,000)   (1,175)                      1,175
Effects of issuance of stock
  options in exchange for
  services                                                              396,000                    396,000
Net loss                                                                            (248,555)     (248,555)
                              -----------   -------      -----       ----------    ---------    ----------
Balance, March 31, 2000        10,979,000   $10,979      $  --       $2,499,946    $(606,277)   $1,904,648
                              ===========   =======      =====       ==========    =========    ==========

See Notes to Condensed Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED MARCH 31, 2000 AND PERIOD FROM
            APRIL 26, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2000
                                   (Unaudited)

                                                                    Three
                                                                    Months
                                                                     Ended          Cumulative
                                                                   March 31,           from
                                                                     2000            Inception
                                                                 -----------        -----------
Operating activities:
  Net loss                                                       $  (248,555)       $  (606,277)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Costs of services paid through issuance of common
        stock and stock options                                       72,000            156,175
      Changes in operating assets and liabilities:
        Accounts receivable                                                             (15,000)
        Advances to officers                                          40,764            (45,439)
        Other current assets                                         (29,900)           (29,900)
        Accounts payable and accrued expenses                         43,071             67,128
                                                                 -----------        -----------
             Net cash used in operating activities                  (122,620)          (473,313)
                                                                 -----------        -----------
Investing activities - payments for capitalized software
  development costs                                                  (21,275)           (21,275)
                                                                 -----------        -----------
Financing activities:
  Proceeds from sale of common stock                               1,665,750          1,665,750
  Proceeds from sale of units of common stock and warrants                              200,000
  Proceeds from exercise of warrants                                                    200,000
  Payments of costs in connection with reverse acquisition                              (35,000)
                                                                 -----------        -----------
             Net cash provided by financing activities             1,665,750          2,030,750
                                                                 -----------        -----------
Net increase in cash                                               1,521,855          1,536,162

Cash, beginning of period                                             14,307                 --
                                                                 -----------        -----------
Cash, end of period                                              $ 1,536,162        $ 1,536,162
                                                                 ===========        ===========

See Notes to Condensed Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Global Network, Inc. ("Global New York") was originally incorporated on April 26, 1999 in New York to develop an advertising network of online local newspaper web sites for the purpose of purchasing unused page views on these sites and reselling them to national advertisers. During the period from its inception on April 26, 1999 through March 31, 2000, Global New York did not generate any significant revenues and, accordingly, it was in the development stage as of March 31, 2000.

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

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Organization and business (concluded):

The "Company" as used herein refers to Global New York prior to August 5, 1999, the date of the Exchange, and Global Nevada together with Global New York subsequent to that date.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2000, and its results of operations and cash flows for the three months ended March 31, 2000. Information included in the condensed consolidated balance sheet as of December 31, 1999 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 1999 and for the period from April 26, 1999 (date of inception) through December 31, 1999 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 1999 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these condensed consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

For additional information related to the Exchange and the basis of presentation of the Company's consolidated financial statements, see Notes 1 and 5 of the notes to the condensed consolidated financial statements in the 10-KSB.

The results of the Company's operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations for the full year ending December 31, 2000.


Note 2 - Net earnings (loss) per common share:

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

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Net earnings (loss) per common share (concluded):

Since the Company had a loss for the three months ended March 31, 2000, the assumed effect of the exercise of warrants and options outstanding at March 31, 2000 would have been anti-dilutive and, therefore, a diluted per share amount has not been presented in the accompanying consolidated statement of operations for that period.

Note 3 - Advances to officers:

Advances to officers of $45,439 as of March 31, 2000 were noninterest bearing and due on demand.

Note 4 - Income taxes:

Prior to the Exchange on August 5, 1999, Global New York had elected to be treated as an "S" Corporation under the applicable sections of the Code. The "S" Corporation election terminated as a result of the Exchange.

As of March 31, 2000, the Company had net operating loss carryforwards of approximately $606,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2020. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $206,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of March 31, 2000.

The Company had also offset the potential benefits from net operating loss carryforwards by an equivalent valuation allowance during the period from April 26, 1999 through December 31, 1999. As a result of the increase in the valuation allowance of $113,000 during the three months ended March 31, 2000, no credit for income taxes is included in the accompanying condensed consolidated statements of operations for that period.

Note 5 - Stockholders' equity:

Preferred stock authorized:

The Company's Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series, with terms and preferences to be determined by the Company's Board of Directors. No shares of preferred stock had been issued as of March 31, 2000.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Stockholders' equity (concluded):

Issuances and cancellations of common stock, options and warrants:

During the three months ended March 31, 2000, the Company received proceeds of $1,665,750, net of related costs and expenses of $102,500, from the sale of 1,338,000 shares of common stock that were made through a private placement intended to be exempt from registration under the Securities Act of 1933 (the "Act"). Pursuant to the agreements related to the private placement, the Company is obligated to register certain of the shares under the Act and incur the costs of such registration. In connection with the private placement, one of the founders of the Company agreed to return 1,175,000 shares of common stock to the Company, and the Company agreed to cancel those shares. The Company also issued 5,000 shares of common stock for financial services related to the private placement.

During the three months ended March 31, 2000, the Company issued options to purchase 550,000 shares of common stock in exchange for consulting services. The options are exercisable at $.93 per share at any time prior to their expiration on February 28, 2003. The options had an approximate aggregate fair value of $396,000 as determined by using a Black-Scholes option-pricing model (see Note 5 of the notes to the consolidated financial statements in the 10-KSB). Certain of the options with an approximate aggregate fair value of $324,000 were issued for services provided in connection with the development of the Company's proprietary software and, accordingly, the fair value of those options, which totaled approximately $324,000, was capitalized and the remaining options, having an aggregate fair value of $72,000, were expensed during the three months ended March 31, 2000.


Note 6 - Other related party transactions and commitments:

General and administrative expenses include charges by related parties for client entertainment, office and secretarial services and other office expenses totaling approximately $10,000 and $84,000 for the three months ended March 31, 2000 and for the period from April 26, 1999 through March 31, 2000, respectively.


                                      * * *

                                 EXHIBIT INDEX

               EXHIBIT
               NUMBER             DESCRIPTION
               -------            -----------
                27           Financial Data Schedule