Form 10QSB
period 2000-06-30
GLOBAL NETWORK INC
filed 2000-08-18
CIK 1093884

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 of 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2000

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from _____ to _____

     Commission file number 0-27185
                            -------

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

Yes  [x]     No  [ ]


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,979,000 as of June 30, 2000.

     Transitional Small Business Disclosure Format (check one):

Yes  [ ]     No  [x]

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     See financial statements beginning on Page F-I.

ITEM 2. PLAN OF OPERATION

     During the three and six months ended June 30, 2000 we had revenues of approximately $79,000 and $94,000 respectively. Revenues for the quarter ended June 30, 2000 increased approximately 430% over the previous quarter as a result of additional contacts with major interactive clients and their advertising agencies. In addition, we have performed several test campaigns and have received additional orders from initial advertisers. Presently, we have received and are responding to a rapidly growing number of "requests for proposals" and as a result expect to see a continued increase in sales activity in future quarters.

     Cost of revenues of approximately $66,000 and $76,000 during the three and six months ended June 30, 2000 respectively consist primarily of payments to newspapers for advertising space on their websites.

     Selling, general and administrative expense of approximately $334,000 and $594,000 during the three and six months ended June 30, 2000 consist primarily of sales and marketing expenses in connection with the solicitation of customers, expenses associated with operating and maintaining our web site, salaries and professional fees.

     In addition, during the quarter ended June 30, 2000 we continued to enhance our proprietary software to be able to deliver the on-line advertising industry's only live verification system, which we believe can be utilized by newspapers and advertising agencies to better serve their clients. This enhancement is currently in the process of initial beta testing at two newspapers and two advertising agencies and is expected to provide a secondary source of revenue for the Company.

     We have engaged a New York based investment banking firm to assist the Company in achieving maximum shareholder value by seeking a strategic partner that will either acquire the Company or form a relationship which will allow the Company to accelerate its growth.

     During the quarter ended June 30, 2000 we also prepared the industry's first "White Paper" on website tracking which identified the associated problems the industry is experiencing that we believe our proprietary system addresses.

LIQUIDITY AND CAPITAL RESOURCES

     From August 1999 through the date of this report, we have raised a total of approximately $2,168,000, net of approximately $102,000 in fees, from the following securities offerings:

     August 1999        $200,000        Sale of 100,000 shares of common stock
                                        and warrants to purchase an additional
                                        400,000 shares of common stock at a
                                        price of $2 per share at any time until
                                        February 5, 2000

     August 1999        $200,000        Sale of 100,000 shares of common stock
                                        pursuant to exercise of warrants

     February and     $1,768,250        Sale of 1,388,000 shares of common stock
     March 2000


     In addition, through December 31, 1999 35,000 shares of common stock having an aggregate fair value of

$8,125 and options to purchase 195,000 shares of common stock at $.50 a share with an aggregate fair value of $76,050 were issued in exchange for services. During the six months ended June 30, 2000 options to purchase 550,000 shares of common stock at $.93 per share with an aggregate fair value of $396,000 were issued in exchange for services.

     At June 30, 2000 we had working capital of approximately $1,224,000. Our principal cash requirements are for the continual development of our business and solicitation of new customers.

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


Dated: August 18, 2000            GLOBAL NETWORK, INC.

                                  /s/ James C. Mason
                                  ----------------------------------------------
                                  James C. Mason
                                  President, CEO and Principal Financial Officer

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                                    I N D E X

                                                                            PAGE
                                                                            ----

CONDENSED CONSOLIDATED BALANCE SHEETS
     JUNE 30, 2000 (Unaudited) AND DECEMBER 31, 1999                         F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS THREE AND
     SIX MONTHS ENDED JUNE 30, 2000 AND PERIOD FROM
     APRIL 26, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2000
     (Unaudited)                                                             F-3

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     SIX MONTHS ENDED JUNE 30, 2000 AND PERIOD FROM
     APRIL 26, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2000
     (Unaudited)                                                             F-4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     SIX MONTHS ENDED JUNE 30, 2000 AND PERIOD FROM
     APRIL 26, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2000
     (Unaudited)                                                             F-5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                       F-6/9


                                      * * *

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 June 30, 2000 (Unaudited) AND DECEMBER 31, 1999

                                     ASSETS

                                                                            June 30,         December 31,
                                                                              2000               1999
                                                                           -----------       ------------
                                                                             (Note 1)
Current assets:
     Cash and cash equivalents                                            $  1,206,431        $   14,307
     Accounts receivable                                                        53,443            15,000
     Advances to officers                                                       67,605            86,203
     Other current assets                                                       18,000
                                                                           -----------         ---------
              Total current assets                                           1,345,479           115,510

Capitalized software development costs                                         367,699                --
Other assets                                                                    11,852                --
                                                                           -----------         ---------
              Totals                                                       $ 1,725,030         $ 115,510
                                                                           ===========         =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable and accrued expenses                $   121,734         $  24,057
                                                                           -----------         ---------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value; 5,000,000 shares authorized;
         none issued                                                                --                --
     Common stock, $.001 par value; 50,000,000 shares authorized;
         10,979,000 and 10,811,000 shares issued and outstanding                10,979            10,811
     Additional paid-in capital                                              2,500,446           438,364
     Deficit accumulated in the development stage                             (908,129)         (357,722)
                                                                           -----------         ---------
              Total stockholders' equity                                     1,603,296            91,453
                                                                           -----------         ---------
              Totals                                                       $ 1,725,030         $ 115,510
                                                                           ===========         =========


           See Notes to Condensed Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND PERIOD FROM APRIL 26, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2000
                                   (Unaudited)

                                                        Three               Six
                                                        Months             Months
                                                        Ended              Ended              Cumulative
                                                       June 30,           June 30,               from
                                                        2000                2000              Inception
                                                    ------------         ------------         ----------
Revenues                                            $     79,431         $     94,431         $ 109,431
Cost of revenues                                          65,879               75,879            87,180
                                                    ------------         ------------         ---------
Gross profit                                              13,552               18,552            22,251
Selling, general and administrative expenses             334,156              594,416           955,837
                                                    ------------         ------------         ---------
Loss from operations                                    (320,604)            (575,864)         (933,586)
Interest income                                           18,752               25,457            25,457
                                                    ------------         ------------         ---------
Net loss                                            $   (301,852)        $   (550,407)        $(908,129)
                                                    ============         ============         =========
Basic net loss per common share                     $       (.03)        $       (.05)
                                                    ============         ============
Basic weighted average common shares
 outstanding                                          10,979,000           10,936,538
                                                    ============         ============

           See Notes to Condensed Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 SIX MONTHS ENDED JUNE 30, 2000 AND PERIOD FROM
            APRIL 26, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2000
                                   (Unaudited)

                                                                                                       Deficit
                                                                                                     Accumulated
                                           Common Stock                  Stock        Additional        in the
                                       -------------------------      Subscription      Paid-in      Development
                                         Shares          Amount        Receivable       Capital         Stage         Total
                                       ---------       ---------      ------------    ----------    ------------    ---------
Initial issuance of shares on
   April 26, 1999 (as retroac-
   tively adjusted to reflect
   shares effectively issued
   prior to reverse acquisition
   on August 5, 1999 and the
   effects of certain agree-
   ments on September 9, 1999)         9,000,000         $   100       $    (100)
   Effects of reverse acquisition      1,576,000          10,476             100       $ (45,576)                   $ (35,000)
   Sale of units of shares of
      common stock and
      warrants through private
      placement                          100,000             100                         199,900                      200,000
   Exercise of warrants                  100,000             100                         199,900                      200,000
   Effects of issuance of com-
      mon stock in exchange for
      services                            35,000              35                           8,090                        8,125
   Effects of issuance of stock
      options in exchange for
      services                                                                            76,050                       76,050
   Net loss                                                                                             (357,722)    (357,722)
                                      ----------         -------       ---------      ----------       ---------   ----------
   Balance, December 31, 1999         10,811,000          10,811              --         438,364        (357,722)      91,453
   Sale of shares of common
      stock, net of expenses of
      $102,500                         1,343,000           1,343                       1,664,907                    1,666,250
Cancellation of shares of
   common stock                       (1,175,000)         (1,175)                          1,175
Effects of issuance of stock
   options in exchange for
   services                                                                              396,000                      396,000
Net loss                                                                                                (550,407)    (550,407)
                                      ----------         -------       ---------      ----------       ---------   ----------
Balance, June 30, 2000                10,979,000         $10,979       $      --      $2,500,446       $(908,129)  $1,603,296
                                      ==========         =======       =========      ==========       =========   ==========


           See Notes to Condensed Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED JUNE 30, 2000 AND PERIOD FROM
            APRIL 26, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2000
                                   (Unaudited)

                                                                            Six
                                                                           Months
                                                                            Ended            Cumulative
                                                                           June 30,            from
                                                                            2000             Inception
                                                                        -----------         ------------
Operating activities:
     Net loss                                                           $  (550,407)        $  (908,129)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Costs of services paid through issuance of common stock
           and stock options                                                 72,000             156,175
         Changes in operating assets and liabilities:
              Accounts receivable                                           (38,443)            (53,443)
              Advances to officers                                           18,598             (67,605)
              Other current assets                                          (18,000)            (18,000)
              Accounts payable and accrued expenses                          97,677             121,734
                                                                        -----------         -----------
                  Net cash used in operating activities                    (418,575)           (769,268)
                                                                        -----------         -----------

Investing activities:
     Payments for capitalized software development costs                    (43,699)            (43,699)
     Increase in other assets                                               (11,852)            (11,852)
                                                                        -----------         -----------
                  Net cash used in investing activities                     (55,551)            (55,551)
                                                                        -----------         -----------

Financing activities:
     Proceeds from sale of common stock                                   1,666,250           1,666,250
     Proceeds from sale of units of common stock and warrants                                   200,000
     Proceeds from exercise of warrants                                                         200,000
     Payments of costs in connection with reverse acquisition                                   (35,000)
                                                                        -----------         -----------
                  Net cash provided by financing activities               1,666,250           2,031,250
                                                                        -----------         -----------
Net increase in cash and cash equivalents                                 1,192,124           1,206,431

Cash and cash equivalents, beginning of period                               14,307                  --
                                                                        -----------         -----------
Cash and cash equivalents, end of period                                $ 1,206,431         $ 1,206,431
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

     Global Network, Inc. ("Global New York") was originally incorporated on April 26, 1999 in New York to develop an advertising network of online local newspaper web sites for the purpose of purchasing unused page views on these sites and reselling them to national advertisers. During the period from its inception on April 26, 1999 through June 30, 2000, Global New York did not generate any significant revenues and, accordingly, it was in the development stage as of June 30, 2000.

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 2000, and its results of operations for the three and six months ended June 30, 2000, changes in stockholders' equity and cash flows for the six months ended June 30, 2000 and the related cumulative amounts for the period from April 26, 1999 (date of inception) through June 30, 2000. Information included in the condensed consolidated balance sheet as of December 31, 1999 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 1999 and for the period from April 26, 1999 (date of inception) through December 31, 1999 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 1999 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these condensed consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

     For additional information related to the Exchange and the basis of presentation of the Company's consolidated financial statements, see Notes 1 and 5 of the notes to the condensed consolidated financial statements in the 10-KSB.

     The results of the Company's operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results of operations for the full year ending December 31, 2000.

Note 2 - Net earnings (loss) per common share:

     The Company presents "basic" earnings (loss) per common share and, if applicable, it will present "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Generally, basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of warrants, were issued during the period.

                              GLOBAL NETWORK, INC.
                  AND SUBSIDIARY (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Net earnings (loss) per common share (concluded):

     Since the Company had a loss for both the three and six months ended June 30, 2000, the assumed effect of the exercise of warrants and options outstanding at June 30, 2000 would have been anti-dilutive and, therefore, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations for those periods.

Note 3 - Advances to officers:

     Advances to officers of $67,605 as of June 30, 2000 were noninterest bearing and due on demand.

Note 4 - Income taxes:

     Prior to the Exchange on August 5, 1999, Global New York had elected to be treated as an "S" Corporation under the applicable sections of the Code. The "S" Corporation election terminated as a result of the Exchange.

     As of June 30, 2000, the Company had net operating loss carryforwards of approximately $908,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2020. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $309,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of June 30, 2000.

     The Company had also offset the potential benefits from net operating loss carryforwards by an equivalent valuation allowance during the period from April 26, 1999 through December 31, 1999. As a result of the increase in the valuation allowance of $103,000 and $216,000 during the three and six months ended June 30, 2000, respectively, no credits for income taxes are included in the accompanying condensed consolidated statements of operations for those periods.

Note 5 - Stockholders' equity:

     Preferred stock authorized:

     The Company's Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series, with terms and preferences to be determined by the Company's Board of Directors. No shares of preferred stock had been issued as of June 30, 2000.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Stockholders' equity (concluded):

     Issuances and cancellations of common stock, options and warrants:

     During the six months ended June 30, 2000, the Company received proceeds of $1,666,250, net of related costs and expenses of $102,500, from the sales of 1,338,000 shares of common stock that were made through a private placement intended to be exempt from registration under the Securities Act of 1933 (the "Act"). Pursuant to the agreements related to the private placement, the Company is obligated to register certain of the shares under the Act and incur the costs of such registration. In connection with the private placement, one of the founders of the Company agreed to return 1,175,000 shares of common stock to the Company, and the Company agreed to cancel those shares. The Company also issued 5,000 shares of common stock for financial services related to the private placement.

     During the six months ended June 30, 2000, the Company issued options to purchase 550,000 shares of common stock in exchange for consulting services. The options are exercisable at $.93 per share at any time prior to their expiration on February 28, 2003. The options had an approximate aggregate fair value of $396,000 as determined by using a Black-Scholes option-pricing model (see Note 5 of the notes to the consolidated financial statements in the 10-KSB). Certain of the options with an approximate aggregate fair value of $324,000 were issued for services provided in connection with the development of the Company's proprietary software and, accordingly, the fair value of those options, which totaled approximately $324,000, was capitalized and the remaining options, having an aggregate fair value of $72,000, were expensed during the six months ended June 30, 2000.

Note 6 - Other related party transactions and commitments:

     General and administrative expenses include charges by related parties for client entertainment, office and secretarial services and other office expenses totaling approximately $63,000, $73,000 and $147,000 for the three and six months ended June 30, 2000 and for the period from April 26, 1999 through June 30, 2000, respectively.

                                      * * *

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------

  27                    Financial Data Schedule