Form 10QSB
period 2000-09-30
GLOBAL NETWORK INC
filed 2000-11-20
CIK 1093884

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 of 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2000

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from ___________________ to ___________________

    Commission file number 000-27185

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

Yes  [X]     No  [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,222,750 as of September 30, 2000.

         Transitional Small Business Disclosure Format (check one):

Yes  [ ]     No  [X]

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        See financial statements beginning on Page F-1.

ITEM 2. PLAN OF OPERATION

         During the three and nine months ended September 30, 2000 we had revenues of approximately $69,000 and $164,000, respectively. Revenues for the three months ended September 30, 2000 were less than anticipated. A major strike by one of our customers diminished anticipated revenues by approximately $210,000. In addition, although the summer months are historically a slow period for advertising overall, our interactive advertising revenues were adversely affected by the general downturn of Internet companies. Such downturn commenced in March 2000 and continued through the three months ended September 30, 2000.

         Cost of revenues of approximately $50,000 and $125,000 during the three and nine months ended September 30, 2000, respectively, consist primarily of payments to newspapers for advertising space on their websites.

         Selling, general and administrative expenses were approximately $506,000 and $1,100,000 during the three and nine months ended September 30, 2000, respectively, and consist primarily of sales and marketing costs in connection with the solicitation of customers, sales and marketing expenses related to newspaper verification revenues, and expenses associated with operating and maintaining our web site. In addition, selling, general, and administrative expenses include salaries and professional fees primarily for legal, investment banking, and investment relation consultants. Selling, general and administrative expenses, comprised primarily of promotional expenditures relating to the initial solicitation of customers and other incidental start-up costs, aggregated $160,772 for the three months ended September 30, 1999.

         During the three months ended September 30, 2000, we continued to test the accuracy of our live verification software resulting in beta verification with Mediaplex and The New York Daily News. Our goal is that our proprietary software will be at such a high level of attraction to advertising agencies and newspapers that we may achieve "industry standard status".

LIQUIDITY AND CAPITAL RESOURCES

         From August 1999 through the date of this report, we raised a total of approximately $2,540,000, net of approximately $199,000 in fees, from the following securities offerings:


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

September 2000            $  372,000    Sale of 212,250 shares of common stock

         In August 2000, 10,000 shares of common stock having an aggregate fair value of $60,000 were issued in exchange for services. In addition, during the six months ended June 30, 2000, options to purchase 550,000 shares of common stock at $.93 per share with an aggregate fair value of $396,000 were issued in exchange for services.

         At September 30, 2000, we had working capital of approximately $1,128,000. Our principal cash requirements are for the continual development of our business and solicitation of new customers. We have no debt.

         We anticipate that our working capital, together with our projected cash flows from results of operations, will be sufficient to satisfy our cash requirements for at least twelve, and up to twenty-four, months. In the event that our plans change due to unanticipated expenses or difficulties or otherwise, or if our working capital and projected cash flow otherwise prove insufficient to fund operations, we could be required to seek additional financing sooner than we currently anticipate. There can be no assurance that additional financing will be available to us if needed, whether on commercially reasonable terms or at all. An inability to obtain such additional financing would likely have a material adverse effect on our long term liquidity.

         We do not believe that our business is subject to inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that our customer contracts reflect increases in costs due to inflation.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        During September 2000, the Company entered into agreements to sell a total of 212,250 shares of common stock for total consideration of $424,500 or $2.00 per share through private placements to individual investors intended to be exempt from registration under the Securities Act of 1933 (the "Act") pursuant to Rule 506 promulgated under the Act. The shares were offered privately by the Company. As of September 30, 2000, the Company had received aggregate gross proceeds of $289,500 for the sale of the 144,750 shares of common stock. The balance of $135,000 attributable to the sale of the remaining 67,500 shares was received by the Company in October of 2000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        None.

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

Dated: November 20, 2000                    GLOBAL NETWORK, INC.

                                            /s/ James C. Mason
                                            ------------------------------------
                                                James C. Mason
                                                President, CEO and Principal
                                                Financial Officer

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)


                                    I N D E X

                                                                          PAGE
                                                                        --------

CONDENSED CONSOLIDATED BALANCE SHEET
     SEPTEMBER 30, 2000 (Unaudited)                                        F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     PERIOD FROM APRIL 26, 1999 (DATE OF INCEPTION) THROUGH
     SEPTEMBER 30, 1999, THREE AND NINE MONTHS ENDED
     SEPTEMBER 30, 2000 AND PERIOD FROM APRIL 26, 1999
     (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2000 (Unaudited)            F-3

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY
     NINE MONTHS ENDED SEPTEMBER 30, 2000 AND PERIOD FROM
     APRIL 26, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2000
     (Unaudited)                                                           F-4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     PERIOD FROM APRIL 26, 1999 (DATE OF INCEPTION) THROUGH
     SEPTEMBER 30, 1999, NINE MONTHS ENDED SEPTEMBER 30, 2000
     AND PERIOD FROM APRIL 26, 1999 (DATE OF INCEPTION)
     THROUGH SEPTEMBER 30, 2000 (Unaudited)                                F-5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                    F-6/F-10


                                      * * *

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 2000 (Unaudited)

                                     ASSETS

Current assets:
     Cash and cash equivalents                                   $   992,400
     Accounts receivable                                              81,949
     Stock subscriptions receivable                                  135,000
     Advances to officers                                             93,332
     Other current assets                                             18,000
                                                                 -----------
              Total current assets                                 1,320,681

Capitalized software development costs                               397,699
Other assets                                                          37,198
                                                                 -----------
              Total                                              $ 1,755,578
                                                                 ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable and accrued expenses      $   193,140
                                                                 -----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value; 5,000,000 shares
       authorized; none issued                                            --
     Common stock, $.001 par value; 50,000,000 shares
       authorized; 11,222,750 shares issued and outstanding           11,223
     Additional paid-in capital                                    2,931,702
     Deficit accumulated in the development stage                 (1,380,487)
                                                                 -----------
              Total stockholders' equity                           1,562,438
                                                                 -----------
              Total                                              $ 1,755,578
                                                                 ===========


See Notes to Condensed Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 PERIOD FROM APRIL 26, 1999 (DATE OF INCEPTION)
            THROUGH SEPTEMBER 30, 1999, THREE AND NINE MONTHS ENDED
               SEPTEMBER 30, 2000 AND PERIOD FROM APRIL 26, 1999
                 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2000
                                  (Unaudited)

                                                   Period From
                                                    April 26,
                                                      1999             Three Months          Nine Months
                                                     Through               Ended                Ended             Cumulative
                                                  September 30,        September 30,        September 30,            from
                                                      1999                 2000                 2000              Inception
                                                  -------------        ------------         ------------         -----------
Revenues                                                               $     69,286         $    163,717         $   178,717

Cost of revenues                                                             49,396              125,275             136,576
                                                                       ------------         ------------         -----------

Gross profit                                                                 19,890               38,442              42,141

Selling, general and administrative expenses      $    160,772              505,932            1,100,348           1,461,769
                                                  ------------         ------------         ------------         -----------

Loss from operations                                  (160,772)            (486,042)          (1,061,906)         (1,419,628)

Interest income                                                              13,684               39,141              39,141
                                                  ------------         ------------         ------------         -----------
Net loss                                          $   (160,772)        $   (472,358)        $ (1,022,765)        $(1,380,487)
                                                  ============         ============         ============         ===========
Basic net loss per common share                   $       (.02)        $       (.04)        $       (.09)
                                                  ============         ============         ============
Basic weighted average common shares
  outstanding                                        9,622,049           10,994,860           10,956,262
                                                  ============         ============         ============


See Notes to Condensed Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              NINE MONTHS ENDED SEPTEMBER 30, 2000 AND PERIOD FROM
          APRIL 26, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2000
                                   (Unaudited)

                                                                                                          Deficit
                                                                                                        Accumulated
                                                  Common Stock             Stock         Additional       in the
                                             ----------------------     Subscription       Paid-in      Development
                                               Shares        Amount      Receivable        Capital         Stage          Total
                                             ----------     -------     ------------     -----------    -----------     ----------
Initial issuance of shares on
  April 26, 1999 (as retroactively
  adjusted to reflect shares
  effectively issued prior to
  reverse acquisition on August 5,
  1999 and the effects of certain
  agreements on September 9, 1999)            9,000,000     $   100      $      (100)

Effects of reverse acquisition                1,576,000      10,476              100      $ (45,576)                    $  (35,000)

Sale of units of shares of common
  stock and warrants through
  private placement                             100,000         100                         199,900                        200,000

Exercise of warrants                            100,000         100                         199,900                        200,000

Effects of issuance of common stock
  in exchange for services                       35,000          35                           8,090                          8,125

Effects of issuance of stock options
  in exchange for services                                                                   76,050                         76,050

Net loss                                                                                                $  (357,722)      (357,722)
                                             ----------     -------      -----------    -----------     -----------     ----------

Balance, December 31, 1999                   10,811,000      10,811               --        438,364        (357,722)        91,453

Sale of shares of common stock,
  net of expenses of $198,500                 1,576,750       1,577                       2,036,173                      2,037,750

Cancellation of shares of
  common stock                               (1,175,000)     (1,175)                          1,175

Effects of issuance of common
  stock in exchange for services                 10,000          10                          59,990                         60,000

Effects of issuance of stock
  options in exchange for services                                                          396,000                        396,000

Net loss                                                                                                 (1,022,765)    (1,022,765)
                                             ----------     -------      -----------    -----------     -----------     ----------
Balance, June 30, 2000                       11,222,750     $11,223      $        --    $ 2,931,702     $(1,380,487)    $1,562,438
                                             ==========     =======      ===========    ===========     ===========     ==========

See Notes to Condensed Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 PERIOD FROM APRIL 26, 1999 (DATE OF INCEPTION)
                 THROUGH SEPTEMBER 30, 1999, NINE MONTHS ENDED
                       SEPTEMBER 30, 2000 AND PERIOD FROM
          APRIL 26, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2000
                                   (Unaudited)

                                                                  Period From
                                                                   April 26,
                                                                     1999             Nine Months
                                                                    Through             Ended              Cumulative
                                                                 September 30,       September 30,           from
                                                                     1999                2000              Inception
                                                                 -------------       -------------        -----------
Operating activities:
     Net loss                                                     $(160,772)          $(1,022,765)        $(1,380,487)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Costs of services paid through issuance of
         common stock and stock options                                                   132,000             216,175
       Changes in operating assets and liabilities:
         Accounts receivable                                                              (66,949)            (81,949)
         Advances to officers                                       (97,911)               (7,129)            (93,332)
         Other current assets                                                             (18,000)            (18,000)
         Accounts payable and accrued expenses                       21,974               169,083             193,140
                                                                  ---------           -----------         -----------
           Net cash used in operating activities                   (236,709)             (813,760)         (1,164,453)
                                                                  ---------           -----------         -----------

Investing activities:
     Payments for capitalized software development costs                                  (73,699)            (73,699)
     Increase in other assets                                                             (37,198)            (37,198)
                                                                                      -----------         -----------
             Net cash used in investing activities                                       (110,897)           (110,897)
                                                                                      -----------         -----------

Financing activities:
     Proceeds from sale of common stock                                                 1,902,750           1,902,750
     Proceeds from sale of units of common stock and warrants       200,000                                   200,000
     Proceeds from exercise of warrants                             200,000                                   200,000
     Payments of costs in connection with reverse acquisition       (35,000)                                  (35,000)
                                                                  ---------           -----------         -----------
             Net cash provided by financing activities              365,000             1,902,750           2,267,750
                                                                  ---------           -----------         -----------
Net increase in cash and cash equivalents                           128,291               978,093             992,400

Cash and cash equivalents, beginning of period                           --                14,307                  --
                                                                  ---------           -----------         -----------
Cash and cash equivalents, end of period                          $ 128,291           $   992,400         $   992,400
                                                                  =========           ===========         ===========


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

         Global Network, Inc. ("Global New York") was originally incorporated on April 26, 1999 in New York to develop an advertising network of online local newspaper web sites for the purpose of purchasing unused page views on these sites and reselling them to national advertisers. During the period from its inception on April 26, 1999 through September 30, 2000, Global New York did not generate any significant revenues and, accordingly, it was in the development stage as of September 30, 2000.

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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 2000, and its results of operations for the period from April 26, 1999 (date of inception) through September 30, 1999 and the three and nine months ended September 30, 2000, changes in stockholders' equity for the nine months ended September 30, 2000, cash flows for the period from April 26, 1999 (date of inception) through September 30, 1999 and the nine months ended September 30, 2000 and the related cumulative amounts for the period from April 26, 1999 (date of inception) through September 30, 2000. The accompanying unaudited condensed consolidated financial statements do not include a consolidated statement of operations for the three months ended September 30, 1999 because the Company did not commence operations of a commercial nature until August 1999 and, accordingly, the results of operations for the three months ended September 30, 1999 would not differ materially from the results of operations presented for the period from April 26, 1999 (date of inception) through September 30, 1999. Certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 1999 and for the period from April 26, 1999 (date of inception) through December 31, 1999 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 1999 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these unaudited condensed consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

         For additional information related to the Exchange and the basis of presentation of the Company's consolidated financial statements, see Notes 1 and 5 of the notes to the condensed consolidated financial statements in the 10-KSB.

         The results of the Company's operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of operations for the full year ending December 31, 2000.

Note 2 - Net earnings (loss) per common share:

         The Company presents "basic" earnings (loss) per common share and, if applicable, it will present "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Generally, basic earnings
         (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of options and warrants, were issued during the period.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Net earnings (loss) per common share (concluded):

         Since the Company had a loss for the period from April 26, 1999 (date of inception) through September 30, 1999 and the three and nine months ended September 30, 2000, the assumed effect of the exercise of options and warrants outstanding at September 30, 2000 would have been anti-dilutive and, therefore, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations for those periods.

Note 3 - Advances to officers:

         Advances to officers of $93,332 as of September 30, 2000 were noninterest bearing and due on demand.

Note 4 - Income taxes:

         Prior to the Exchange on August 5, 1999, Global New York had elected to be treated as an "S" Corporation under the applicable sections of the Code. The "S" Corporation election terminated as a result of the Exchange.

         As of September 30, 2000, the Company had net operating loss carryforwards of approximately $1,380,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2020. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $469,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of September 30, 2000.

         The Company had also offset the potential benefits from net operating loss carryforwards by an equivalent valuation allowance during the period from April 26, 1999 through December 31, 1999. As a result of the increase in the valuation allowance of $55,000, $160,000 and $309,000 during the period from April 26, 1999 (date of inception) through September 30, 1999 and the three and nine months ended September 30, 2000, respectively, no credits for income taxes are included in the accompanying condensed consolidated statements of operations for those periods.

Note 5 - Stockholders' equity:

         Preferred stock authorized:

         The Company's Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series, with terms and preferences to be determined by the Company's Board of Directors. No shares of preferred stock had been issued as of September 30, 2000.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Stockholders' equity (continued):

         Issuances and cancellations of common stock, options and warrants:

         During February 2000, the Company received proceeds of $1,666,250, net of related costs and expenses of $102,500, from the sales of 1,338,000 shares of common stock that were made through a private placement intended to be exempt from registration under the Securities Act of 1933 (the "Act"). Pursuant to the agreements related to the private placement, the Company is obligated to register certain of the shares under the Act and incur the costs of such registration. In connection with the private placement, one of the founders of the Company agreed to return 1,175,000 shares of common stock to the Company, and the Company agreed to cancel those shares. The Company also issued 5,000 shares of common stock for financial services related to the private placement.

         During September 2000, the Company entered into agreements to sell a total of 212,250 shares of common stock for total consideration of $424,500 or $2.00 per share through private placements intended to be exempt from registration under the Act. As of September 30, 2000, it had received aggregate gross proceeds of $289,500 for 144,750 shares. The balance of $135,000 attributable to the sale of the remaining 67,500 shares was received by the Company during October 2000. Accordingly, the balance of $135,000 was reflected as a subscription receivable in current assets and in common stock in the accompanying condensed balance sheet as of September 30, 2000.

         During the nine months ended September 30, 2000, the Company issued 10,000 shares of common stock in exchange for public and investor relations services. Accordingly, the fair value of those shares, which totaled approximately $60,000, was charged to expense during the nine months ended September 30, 2000.

         During the nine months ended September 30, 2000, the Company issued options to purchase 550,000 shares of common stock in exchange for consulting services. The options are exercisable at $.93 per share at any time prior to their expiration on February 28, 2003. The options had an approximate aggregate fair value of $396,000 as determined by using a Black-Scholes option-pricing model (see Note 5 of the notes to the consolidated financial statements in the 10-KSB). Certain of the options with an approximate aggregate fair value of $324,000 were issued for services provided in connection with the development of the Company's proprietary software and, accordingly, the fair value of those options, which totaled approximately $324,000, was capitalized and the fair value of the remaining options, which totaled approximately $72,000, was charged to expense during the nine months ended September 30, 2000.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Stockholders' equity (concluded):

         Issuances and cancellations of common stock, options and warrants (concluded): The issuances of shares of common stock and options to pay for services were noncash transactions and, accordingly, they are not reflected in the accompanying condensed consolidated statements of cash flows as of September 30, 2000.

Note 6 - Other related party transactions and commitments:

         General and administrative expenses include charges by related parties for client entertainment, office and secretarial services and other office expenses totaling approximately $2,000, $75,000 and $149,000 for the three and nine months ended September 30, 2000 and for the period from April 26, 1999 through September 30, 2000, respectively.



                                      * * *

                                 EXHIBIT INDEX


Exhibit
Number                              Description
------                              -----------

  27                          Financial Data Schedule