Form 10KSB
period 2000-12-31
GLOBAL NETWORK INC
filed 2001-04-16
CIK 1093884

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

          For the fiscal year ended:  December 31, 2000

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from __________ to __________

                              GLOBAL NETWORK, INC.
                 (Name of Small Business Issuer in Its Charter)

             Nevada                      000-27185               88-0367123
--------------------------------------------------------------------------------
  (State or Other Jurisdiction          (Commission           (I.R.S. Employer
of Incorporation or Organization)       File Number)         Identification No.)

            575 Madison Avenue, 10th Floor, New York, New York 10022
    -----------------------------------------------------------------------
         (Address of Principal Executive Offices)           (Zip Code)

                                  212.605.0431
      -------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

     Securities registered under Section 12(b) of the Exchange Act:
       Not applicable

     Securities registered under Section 12(g) of the Exchange Act:
       common stock, par value $0.001 per share

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  |X|   No   |_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporate by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     |_|

     State issuer's revenues for its most recent fiscal year: $269,111

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) The aggregate market value of the voting and non-voting common equity of Global Network, Inc. held by non-affiliates was $9,700,625, based on the average bid and asked prices of such common equity as of April 11, 2001.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

          Yes  |_|   No   |_|

                                     1 of 20

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 11, 2001, the number of shares of common stock, par value $0.001 per shares, of Global Network, Inc. issued and outstanding were 12,680,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None of the foregoing documents are incorporated by reference in this Form 10-KSB.

     Transitional Small Business Disclosure Format: (check one):

     Yes  |_|    No   |X|


================================================================================

                                    2 of 20

                              Global Network, Inc.

                          Annual Report on Form 10-KSB
                   for the Fiscal Year Ended December 31, 2000

                            IMPORTANT NOTE REGARDING
                           FORWARD LOOKING STATEMENTS

     Some of the statements in our Annual Report are forward-looking statements within the meaning of the federal securities laws. Generally, forward-looking statements can be identified by the use of terms like "believe," "may," "will," "expect," "anticipate," "plan," "intend", "hope" and similar words, although this is not a complete list, and we may express some forward-looking statements differently. Discussions relating to our plan of operation, our business strategy and our competition, among others, contain such statements. Actual results may differ materially from those contained in our forward-looking statements for a variety of reasons, including those that may be discussed as "Risk Factors" in other filings we submit with the SEC.

     Throughout this report, when we refer to "GNI," "Global Network" or "the Company," or when we speak of ourselves generally, we are referring collectively to Global Network, Inc. and any of our subsidiaries unless the context indicates otherwise or as otherwise noted.

PART I

Item 1.   Description of Business

OUR BUSINESS

     Global Network packages and sells online banner advertising on newspaper websites to national advertisers. We are creating a unique cyberlinked network of online newspaper web sites to bring national advertisers and leading newspapers together on the Internet. Our proprietary software system -- the GNI System -- allows national advertisers and their ad agencies to place ads on multiple newspaper websites at one time and to target a specific demographic by having the advertisement posted in the section of the newspaper that they choose. In addition, the GNI System has real time auditing capabilities that provide advertisers with an accurate accounting of the number of page views and "click-throughs" for their ads.

     We believe that the GNI System is the only system that allows the advertiser to target its market both geographically and demographically on newspaper websites in one step and that provides auditing services as frequently as requested by the advertiser.

BACKGROUND

     National advertisers have traditionally avoided newspaper advertising because of the limited, local audience of newspapers and the difficulty for advertisers to place advertising in multiple newspapers efficiently. A multiple-market newspaper advertisement in either print or online media can be difficult for national advertisers to place because the advertiser (or its agency) must contact each newspaper individually to obtain, among other things, production specifications, advertising rates and

                                    3 of 20
positioning information, a process frequently involving several departments within each newspaper.

     Given the time consuming nature of this process, companies desiring to advertise nationally online are drawn to national networks that offer local city guides such as AOL, Yahoo! and Lycos because the national advertiser then has access to local markets. The GNI System, however, provides national advertisers with access to online newspapers in a one-step purchase process that the Company believes is very attractive to national advertisers.

     An independent study published in September 2000 by NFO AD:IMPACT, a subsidiary of NFO WorldGroup, one of the Interpublic Group of Companies (one of the largest organizations of advertising agencies and marketing service companies in the world) found that online newspapers are among the most recognized and visited websites among local-oriented Internet destinations. The study found that:

     o 28 percent of visitors to newspaper websites contacted a business that advertised on the online newspaper and that 58 percent of those visitors made a purchase from those online advertisers.

     o across 17 major and local markets, 66 percent of online consumers were aware of online newspaper websites while only 34 percent of those consumers were aware of local city guide websites that compete for the same advertising business. Local city guide websites that are competitive with newspaper websites include AOL, Yahoo!, Lycos and Ticketmaster CitySearch.

     o When Yahoo!Local was compared to newspaper websites in 7 markets, 74 percent of online users were aware of online newspaper websites while only 34 percent were aware of Yahoo!Local websites. In addition, 28 percent of the survey participants reported visiting an online newspaper website within the past 30 days while only 4 percent visited a Yahoo!Local website.

     As newspapers are increasingly offering content on the Internet, we believe there exists a significant, and largely untapped, potential market for national advertisers. The GNI System enables each advertiser to target its market both demographically and geographically in one step. We intend to capitalize on this market potential by purchasing unused space on these newspaper web sites and, using our proprietary software, packaging and reselling it as online banner advertising to national advertisers. Newspapers can thus sell inventory (unused space) through our GNI System to national advertisers who otherwise would not buy advertising in local markets as a result of the cumbersome nature of placing such advertisements.

THE GNI SYSTEM

     Advantages of the GNI System

     The key to our business is our software, the GNI System. The GNI System provides the following benefits to national advertisers and their ad agencies:

     o They can reach their demographic on newspaper websites by choosing the editorial section, time of day, week or month they want their ad to appear.

     o They reach their targets through a series of linked banner and interstitial ads appearing throughout the newspaper website on specific content pages, providing the advertiser with a targeting capability that is precise, efficient and measurable.

                                    4 of 20

     o They can target several geographic markets at one time in a single step.

     o They place only one order, and receive only one audit report and one invoice for a multi-market advertisement; multi-market negotiations are eliminated.

     The GNI System also benefits the newspaper by providing the newspaper with new advertisers and new revenues and by reducing unused advertising space.

     How the GNI System Works

     When a national advertiser or its agency is interested in purchasing advertising space on newspaper websites using the GNI System, the advertiser or agency logs into our website at www.dgonn.com. The advertiser or agency then submits a request for an estimate by entering the online newspapers (also referred to as venues) in which it wishes for the advertisement to appear, the section in which the advertisement will appear and the placement of the advertisement on the web page (such as the top banner, near the top of the page, near the middle of the page, and so on), the dates and times during which the advertisement is to run on each particular newspaper and the total number of impressions that are to appear during the specified dates.

     The GNI System has a database containing over 800 online newspapers nationwide. With the information contained in the database, the GNI System is able to provide an estimate of the cost of the proposed campaign. The GNI System also checks with the online newspapers to determine the availability of the requested running times. If the requested running times are available, the advertiser or agency may then submit a binding order, at which time the GNI System will purchase the requested advertising space. Each of the online newspapers then submits an invoice to GNI, which then submits one invoice to the advertiser that includes the cost of the advertising space purchased on its behalf as well as a fee for the services provided by GNI. In addition, if the advertiser or agency requests, GNI can provide auditing services to show on a real time basis how many impressions and "click throughs" have occurred.

     We believe we have the ability to purchase unused page views from virtually every newspaper that maintains a web site. Currently, a majority of these page views go unsold or are sold for less than optimal rates. Our primary focus is on newspapers in all of the major domestic markets.

     To date, we have not experienced any problems in unavailable inventory, and the amount of unpurchased advertising space has been widely available despite increasing activity. We believe that this will continue to be the case for the foreseeable future, although we cannot guarantee that we will always be able to acquire the requested amount of advertising space.

     We believe that the GNI System is unique in its ability to link to multiple pages on multiple newspaper web sites, thereby allowing national ad agencies to purchase targeted advertising on specific sites in major markets. Using the GNI System, advertisers can target their ads by demographic criteria, day, date and time of day. This allows the advertisers to match the message with the medium by tying the sales message to editorial content.

     The editorial section options that are currently available on the GNI System database are as follows:

     Financial                          Women
     Package Goods                      Men
     Entertainment                      Sports

                                    5 of 20

     Pharmaceuticals                    Gossip
     Political                          Food
     Health                             Airlines
     Automotive                         Travel
     Technology                         CD's
     Television                         Books
     Weather                            Parenting
     International buys                 Custom buys


     The GNI System also lets national advertisers transact in multiple markets by purchasing an "Area of Dominant Influence," or "ADI." An ADI is a pre-selected network of ad inventory that targets geographic zones. For example, a manufacturer of cold medicine could advertise its products through a "Cold Weather Buy" that targets regions in which consumers are more susceptible to winter colds. GNI has developed 50 geographic ADIs and 30 demographic buys. The geographic ADIs include "Beach Buy," "Canadian Buy" and "West Coast Business Buy." The demographic buys include "Kids Buy," "Seniors Buy," "Public Opinion Buy" and "Sports Buy."

     In addition to providing advertisers and agencies with the ability to access multiple markets in a single session, we also provide auditing capabilities upon request. The auditing software is able to verify the amount of traffic a newspaper website receives for ad impression purposes, and also allows the online newspaper publisher to gauge audience receptivity of specific editorial content. The software is able to count the total number of views of banner ads using real time verification technologies, which means that a newspaper or advertiser may count the number of ad impressions as they happen.

     Our auditing software is also capable of distinguishing between "raw" and "actual" results. A "raw" result occurs when a web page is not actually viewed, which occurs when Internet search engines list a web page as a result of a search inquiry by an online user; the Internet search engines has searched the web page and listed it as possibly containing content relevant to the search inquiry, but the page is not actually viewed by the online user. An actual result occurs when an online user views a web page. By distinguishing between raw and actual results, our auditing software shows advertisers how many times the page is actually viewed by online users a much more valuable statistic to advertisers.

     To date, we have been invited to submit proposals by national advertisers in the following industries: financial services; package goods; entertainment; pharmaceuticals; political; health care; automotive; technology; airlines; travel; CD's; books; and parenting.

OUR TEAM

     We employ one full-time employee and two outside consultants. Each individual has a combination of large corporate and entrepreneurial experience in marketing and/or publishing, as more fully detailed in Part II, Item 9, below. We intend to continue to capitalize on each such individual's industry experience and contacts to expand our business.

     We currently have advertising sales representative organizations in San Francisco and Chicago. We may engage additional sales representatives in other geographic regions in the future, although we have no present plan to do so. Each of our sales representative organizations is independent and was selected based on the representative's knowledge of the industry and the local markets that they

                                    6 of 20
serve. Our representatives are under non-exclusive contracts that are terminable at will at any time by either party. These contracts provide for compensation based on a commission that is paid in a combination of cash and stock options.

     In March 2001, we entered into an agreement with the Newspaper National Network ("NNN") pursuant to which NNN will sell online newspaper advertising through our system to the following industries: automobiles; packaged goods; pharmaceuticals; and technology. NNN, a subsidiary of the Newspaper Association of America, which is owned by 24 of the largest newspaper companies in the United States, currently sells national advertising in approximately 1,500 daily newspapers. We believe that this relationship with NNN will provide us with a significant opportunity to expand our business. NNN will receive a 5% sales commission on gross revenues attributable to NNN-placed advertising.

PATENTS

     The Company has filed U.S. and international patent applications directed to methods of placing advertisements or other communication on multiple websites. There can be no assurance that any such patent protection will be granted or, if granted, will have any commercial value.

CUSTOMERS

     Currently our customers consist of a both traditional and on-line companies and advertising agencies that desire to advertise online. In 2000, approximately 37% of our revenue was attributable to one customer, MeetSomeone.com. While we continually seek to broaden our customer base, we cannot guarantee that we will be able to do so, and the loss of such a significant customer would have an adverse impact on our business. We expect that our arrangement with NNN will help to expand our customer base dramatically.

MARKETING STRATEGIES

     We plan to grow our business by implementing the following key strategies:

     Focus on Newspaper Websites

     We believe that there is a potentially large untapped market for national advertising on newspaper web sites in that newspaper websites provide national advertisers with a target market that is larger than the local market of the print newspaper. We intend to focus on this market and become the leading Internet advertising company dedicated to the newspaper industry. We believe that our arrangement with NNN discussed above will significantly enhance our customer base for newspaper websites.

     Target our Marketing to National Advertisers

     We intend to focus our marketing on national advertisers and their ad agencies. We plan to demonstrate to these advertisers the power of our network of local newspaper website advertising as a potentially formidable competitor to magazines and television. Specific industries that we intend to target initially include automobiles, entertainment, financial, insurance, pharmaceuticals, politics and packaged goods.

     Continue to Develop and Use our Leading Edge Proprietary Software

     Our software allows our advertisers to target, place and track online advertising on our network based on a number of demographic, geographic and other criteria. We have designed our

                                    7 of 20
software to allow us to meet efficiently the needs of our advertisers. We intend to continue to develop our software as technology and the marketplace expands.

     Capitalize on an Experienced Management Team

     We intend to capitalize on our management team's industry contacts and relationships to attract major national advertisers. Rather than relying on inexperienced salesmen, we are looking to our management to pursue the 20 leading interactive ad agencies and the 50 leading interactive advertisers. We will further supplement their efforts by relying on experienced independent sales representatives in strategic sales locations identified by us.

     Pursue  Strategic   Relationships  with  Select  Interactive  and  National
Advertising Agencies

     We have pursued and are continuing to pursue strategic relationships with a
variety  of  major  interactive  and  national   advertising  agencies  such  as
Interpublic, True North, Saatchi & Saatchi and J.W. Thompson.

INDUSTRY OVERVIEW AND COMPETITION

     Internet marketing and advertising is an intensely competitive business. An increasing number of dedicated Internet marketing companies are competing for online advertising dollars. We also face competition from traditional marketing and advertising firms. We expect competition from both sources to increase in the future.

     Our competition for Internet advertising dollars includes major Internet advertising companies such as DoubleClick, 24/7 Media and Flycast, as well as companies such as ValueClick, Advertising.com and ClickAgents. Many of these and other competitors have greater name recognition, financial, technical or marketing resources, and more extensive customer bases than we do, all of which could be leveraged to gain market share to our detriment. While we believe that these companies have not yet focused on our primary target -- re-selling page views on online newspaper sites to national advertisers -- we are certain that these Internet marketing companies as well as traditional marketing and advertising firms will eventually look to take advantage of this market. Although we feel that our early entry into this market offers us an initial competitive advantage, we may not be able to compete successfully against these companies in the future.

OUR HISTORY

     Our operations are conducted solely through a wholly-owned subsidiary, a New York corporation known as Global Network, Inc. (the "New York Subsidiary"). The parent of the New York Subsidiary is also known as Global Network, Inc. (the "Parent Company"); the Parent Company is the company that is filing this Form 10-KSB. The Parent Company was incorporated in Nevada in August 1996 and originally was intended to operate as a wholesale liquidator of closeouts, factory overruns, seconds and insurance salvage goods. The Parent Company ceased those operations prior to acquiring the New York Subsidiary. The New York Subsidiary was incorporated in April 1999.

CONTACT INFORMATION

     Our address is 575 Madison Avenue, New York, New York 10022. Our telephone number is (212) 605-0431. Our Internet address is www.dgonn.com. "DGONN" stands for "demographic geographic online newspaper network."

                                    8 of 20

Item 2.   Description of Property

     Our principal office is located at 575 Madison Avenue, New York, NY 10022. This office houses all of our employees and the majority of our operations including investor relations, management, sales, marketing and accounting.

Item 3.   Legal Proceedings

     We  are  not  currently  a  party  to  any  pending   lawsuits  or  similar
administrative proceedings and, to the best of our knowledge, there is presently no basis for any such suit or proceeding.

Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.


PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock trades in the over-the-counter market on the OTC Bulletin Board. We began trading under the symbol "GNNU" on August 15, 1999. Prior to that date, the stock was traded under the symbol "BRGB" with only limited and sporadic trading. The following table shows the high and low bid prices for our common stock for each quarter from August 15, 1999, through December 31, 2000. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

     Quarter                             High                Low
     -------                             ----                ---
     Third Quarter 1999                  $7.56              $4.00
     Fourth Quarter 1999                 $4.81              $0.50
     First Quarter 2000                 $13.25              $0.81
     Second Quarter 2000                $10.25              $5.38
     Third Quarter 2000                  $9.25              $3.50
     Fourth Quarter 2000                 $3.50              $0.63

     As of April 11, 2000, there were approximately 78 stockholders of record of our common stock. On April 11, 2000, the closing bid price for our common stock was $0.87. We have never paid any cash dividends on our common stock and do not anticipate paying dividends in the near future. Any payment of future cash dividends will be determined by our Board of Directors based upon conditions then existing, including our financial condition, capital requirements, cash flow, profitability, business outlook and other factors. In addition, any credit arrangements that we obtain in the future may restrict the payment of dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     We have made the following sales of unregistered securities within the last three years:

     August 1999

     While operating under our previous name, Bargain Brokers, Inc., we acquired Global Network, Inc. (the New York Subsidiary) by issuing 27,732,934 shares of our common stock to the

                                    9 of 20
stockholders of Global Network in exchange for all of its outstanding shares of common stock. The issuance of such securities was exempt from registration pursuant to Section 4(2) and Regulation D of the Securities Act of 1933.

     Again, while operating under the name Bargain Brokers, Inc., we sold 100,000 shares of our common stock and warrants to acquire up to an additional 400,000 shares of our common stock at a strike price of $2.00 per share to one offshore investor for an aggregate sales price of $200,000. The investor exercised warrants to acquire 100,000 shares in August 1999, which resulted in additional gross proceeds of $200,000 to the Company. The remaining warrants have expired. The sale of these securities was exempt from registration pursuant to Section 4(2) and Regulation D of the Securities Act of 1933.

     We issued 25,000 shares of our common stock to our corporate attorneys for services rendered. The issuance of these securities was exempt from registration pursuant to Section 4(2) and Regulation D of the Securities Act of 1933.

     December 1999

     We issued 10,000 shares of our common stock to our intellectual property attorneys for services rendered. The issuance of these securities was exempt from registration pursuant to Section 4(2) and Regulation D of the Securities Act of 1933.

     December 1999 Through February 2000

     We granted options to purchase an aggregate of 745,000 shares of our common stock at strike prices ranging from $0.50 to $0.93 to a limited number of service providers in consideration for services rendered. The grant of such options option was exempt from registration pursuant to Section 4(2) and Regulation D of the Securities Act of 1933.

     February and March 2000

     We sold an aggregate of 1,338,000 shares of our common stock to 30 accredited investors that resulted in gross proceeds of $1,768,250 to the Company. The sale of these securities was exempt from registration pursuant to
Section 4(2) and Regulation D of the Securities Act of 1933. In connection with this offering, we also issued 5,000 shares of our common stock to a consultant for services rendered. The issuance of these securities was exempt from registration pursuant to Section 4(2) and Regulation D of the Securities Act of 1933.

     September 2000

     We sold an aggregate of 194,750 shares of our common stock to accredited investors at $2 per share, which provided the Company with gross proceeds of $389,500. In connection with this offering we issued 14,500 shares for financial services rendered. The issuance of these securities was exempt from registration pursuant to Section 4(2) and Regulation D of the Securities Act of 1933.

     In addition to the offerings noted above, during 2000 the Company issued a total of 1,000,000 shares of common stock to various vendors and consultants in exchange for services provided. The aggregate fair value of the shares of common stock was approximately $1,706,250. The issuance of these securities was exempt of registration pursuant to Section 4(2) and Regulation D of the Securities Act of 1933.

                                    10 of 20

     January 2001

     We sold an aggregate of 466,750 shares of our common stock to accredited investors at $.25 per share, which provided the Company with gross proceeds of $116,687. The issuance of these securities was exempt from registration pursuant to Section 4(2) and Regulation D of the Securities Act of 1933.

RECENT CANCELLATIONS OF CERTAIN SHARES

     In September and October 1999, certain of our shareholders, including all of our executive officers, agreed to cancel an aggregate of 21,156,934 shares of our common stock which they held at the time, thereby reducing the number of shares of our common stock outstanding. In March 2000, our president canceled an additional 1,175,000 shares of our common stock that he held at the time, again reducing the number of shares of our common stock outstanding. The number of shares outstanding set forth on the cover page of this report reflects the cancellation of these shares. The cancellation of these shares in conjunction with the recent private placements discussed above allowed us to raise additional funds through issuances of equity while minimizing shareholder dilution.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Except for historical information, the material contained in this Management's Discussion and Analysis of Financial Condition and Results of Operation is forward-looking. This discussion includes, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in these forward-looking statements. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995, which is set forth below after Liquidity and Capital Resources.

RESULTS OF OPERATIONS

     REVENUES. In 2000, the Company's gross revenues from operations were $269,111 as compared with $15,000 in 1999. All of these revenues were attributable to the sale of online banner advertising on newspaper websites.

     COST OF REVENUES. Costs incurred by the Company in producing revenues in 2000 were $178,557 as compared with $11,301 in 1999. The increased costs were attributable to the increased volume of banner advertising.

     GROSS PROFIT. For 2000, the Company had a gross profit of $90,554 as compared with $3,699 in 1999. This increase in gross profit is attributable to the increased volume of banner advertising.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses increased by $2,870,923, from $361,421 in 1999 to $3,232,344 in 2000. The primary component of this increase was the issuance of common stock and options to purchase common stock of the Company in exchange for financial and software development consulting and other services. During 2000, the Company issued a total of 1,000,000 shares of its common stock and options to purchase 550,000 shares of its common stock, which amount was valued at $1,778,250, as compared with $84,175 in stock and options issued in 1999 for services rendered to the Company. The remainder of the increase over 1999 is primarily attributable to an increase in personnel and consulting costs and promotional activities resulting from the Company's continued development of the

                                    11 of 20

GNI System and sales efforts to secure clients and industry awareness.

     LOSS FROM  OPERATIONS.  Loss from  operations  for 2000 was  $3,141,790  as compared with $357,722 in 1999. The increased loss from operations is attributable to the increase in selling, general and administrative expenses in 2000 versus 1999. The increase in selling, general and administrative expenses includes an increase in non-cash expenses attributable to costs of services paid through the issuance of common stock and stock options from $84,175 in 1999 to $1,778,250 in 2000.

     NET LOSS. Net loss was $3,097,910 for 2000 as compared with $357,722 in 1999.

     In the third quarter of 2000, the Company refocused its efforts from selling the GNI System directly to working with strategic partners who would be able to represent GNI more effectively. In March 2001, the Company consummated its first strategic partnership with the National Newspaper Network (the "NNN"). NNN is a sales and marketing organization headquartered in New York City that is funded by the 47 largest circulation newspapers in the United States. The NNN places approximately $200 million of advertising annually in newspapers in the United States and has agreed to use the GNI System to place advertising in the automobile, packaged goods, pharmaceutical, and technology industries on newspaper websites. NNN will receive a commission of 5% of the gross revenues of all NNN-placed online newspaper advertising. The Company believes that its partnership with NNN will help it to achieve significant revenue growth in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL. The Company had $813,442 in currents assets at December 31, 2000, of which cash and cash equivalents amounted to $454,945. Current liabilities amounted to $210,217 at December 31, 2000. The Company had $115,510 in current assets at December 31, 1999, of which cash and cash equivalents amounted to $14,307. Current liabilities amounted to $210,217 at December 31, 2000 and $24,057 at December 31, 1999. Working capital at the end of 2000 was $603,225 as compared with $91,453 at the end of 1999. The increase is largely attributable to proceeds from the sale of common stock in a series of private placements during 2000 of $2,012,750.

     CASH FLOW FROM OPERATIONS. For 2000, the Company used net cash from operating activities of $1,384,700, as compared with $350,693 in 1999. The significant increase in 2000 was largely attributable to the Company's net loss ($3,097,910) for 2000 as compared with ($357,722) for 1999, offset, in part, in 2000 by costs of services paid through the issuance of common stock and stock options of $1,778,250.

     CASH FLOW FROM INVESTING ACTIVITIES. For 2000, the Company had a net cash outflow of $162,663 attributable to payments for capitalized software development costs and purchases of computer equipment. The Company had no cash flows from investing activities in 1999.

     CASH FLOW FROM FINANCING ACTIVITIES. For 2000, the Company had a net cash inflow of $1,988,000 as compared with $365,000 in 1999. The increase of $1,623,000 is almost wholly attributable to proceeds from the sale of common stock in private placements in 2000 of $2,012,750 as compared with $400,000 received from the sale of common stock and the exercise of warrants in 1999.

     STOCKHOLDERS' EQUITY. The Company's stockholders' equity at December 31, 2000 was $1,090,873, including an accumulated deficit of ($3,455,632). The Company's stockholders' equity at December 31, 1999 was $91,453, including an accumulated deficit of ($357,722). The increase in the Company's stockholders' equity during 2000 is primarily attributable to: (i) the receipt of $2,012,750 in proceeds attributable to private placements of the Company's common stock in 2000 and (ii) the issuance of common stock and stock options in exchange for services with an aggregate fair

                                    12 of 20
value of $2,102,250. These increases were offset by the Company's net loss for the year of ($3,097,910).

     The Company may require additional capital during 2001 to continue to implement its business strategy. Such additional capital may be raised through public or private financings, as well as through borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to the Company's stockholders. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the Company's cash requirements to implement its business strategy. If the Company is unable to access the capital markets or obtain acceptable financing, the results of operations and financial conditions could be materially and adversely affected. If adequate funds are not available to the Company, it may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require it to relinquish rights in its technology. While the Company has begun to receive commercial revenues, there can be no assurances that revenue growth will continue or be able to provide adequate cash to sustain its operations.

     Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     Certain statements contained in our Annual Report contain "forward-looking statements" within the meaning of the private Securities Litigation Reform Act of 1995. These are statements that do not relate strictly to historical or current facts. Such forward-looking statements involve known and unknown risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed below. These risks and uncertainties include, without limitation:

     o    the rate of market development and acceptance of our technology;

     o    the  limited  revenues  and  significant   operating  losses  we  have
          generated to date;

     o    the possibility of significant ongoing capital requirements;

     o    the loss of any significant customer;

     o the ability of the Company to compete successfully with current or future competitors;

     o the ability of the Company to secure additional financing as and when necessary;

     o the ability of the Company to retain the services of its key management, and to attract new members of the management team;

     o the ability of the Company to effect and retain appropriate patent, copyright and trademark protection of its products; and

     o the ability of the Company to achieve adequate levels of revenue to recover its investment in capitalized software development costs.

     For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995".

                                    13 of 20

     We undertake no obligation to release publicly any revisions to the forward-looking statements or to reflect events or circumstances occurring after the date of this Form 10-KSB.

Item 7.   FINANCIAL STATEMENTS

     Our financial statements are attached to this report beginning on page F-1.

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

OFFICERS AND DIRECTORS

     Following  is  certain   information  about  our  executive   officers  and
directors. We have not entered into employment agreements with any of our executive officers.

     James C. Mason, CEO, President, Treasurer and Director/1/

     Mr. Mason, age 56, has over 30 years of senior management experience in both large corporation and entrepreneurial enterprises. Before co-founding GNI in 1999, he held executive positions with several entrepreneurial companies in publishing and marketing and acted as consultant to numerous investment banking and publishing institutions, including Lazard Freres, Merrill Lynch, Times Mirror, McGraw-Hill, and Hachette Filipachhi. From 1987 to 1991, Mason was Executive Vice President of Sales and Marketing at New York Daily News and from 1985 to 1987 he was Associate Publisher and a partner at U.S. News & World Report.

     John F. Grant, Executive Vice President, Treasurer and Director/1/

     Mr. Grant, age 63, began his career in publishing in 1966 when he joined National Geographic as International Director, a position which he held until 1980. During his tenure, Mr. Grant launched two international operations. In 1980, Mr. Grant joined Knapp Communications as Publisher for GEO, a startup magazine. In 1985, Mr. Grant started his own real estate firm, Jacpa Equities, which he ran from 1985-1988. In 1988, Mr. Grant returned to publishing as Sales Manager for Scientific American magazine until 1990 when he became Vice President of Harper's magazine. His last venture prior to joining GNI was with Mutual Funds magazine, which he co-founded in 1994.

     Arnold R. Behrman, Executive Vice President, Secretary and Director/1/

     Mr. Behrman, age 58, has spent 35 years in executive positions with major advertising agencies and publishing organizations. Starting in media in 1964, Mr. Behrman joined Compton Advertising, now a subsidiary of Saatchi & Saatchi. Mr. Behrman rose through the ranks until achieving total responsibility for all print media decisions at Compton. Mr. Behrman became a

----------
/1/ Messrs. Grant and Berman were not reelected to their respective positions as officers of the Company at the December 1, 2000 meeting of the Board of Directors, at which time Mr. Mason was elected Treasurer and Mr. Stillwell was elected Secretary. Mr. Grant and Mr. Behrman resigned from their positions as directors effective March 1, 2001.
----------

                                    14 of 20
specialist in packaged goods and personally directed all print advertising for Proctor & Gamble, and directed print strategies over all ten of their agencies. Mr. Behrman left to join the Newspaper Association of America as Vice President. Mr. Behrman's responsibilities included the coordination of all the member newspapers. In 1998, Mr. Behrman started his own consulting firm where he remained until April 1999 when he joined Global Network as Executive Vice President.

     Dennis Stillwell, Secretary and Director/1/

     Mr. Stillwell, age 54, joined our Board of Directors and was elected Secretary of the Company in December 2000. Mr. Stillwell has served as President of IMEX Exchange, an Internet development and consultancy company owned by him, since 1995.

     David Altschiller, Director

     Mr. Altschiller, age 59, joined our Board of Directors in December 2000. Mr. Altschiller is currently the Chairman of the New York division of Hill, Holliday, Connors, Cosmopulos, an advertising agency that is a division of the Interpublic Group of Companies. Mr. Altschiller helped to found the agency in 1977 under a different name (Hill, Holliday/Altschiler) and has been with the company since it was founded. Mr. Altschiller has taught advertising at New York University and the Pratt Institute and has served as a visiting professor to the master program in advertising at Syracuse University for the past 25 years.

     Paul Benjou, Director

     Mr. Benjou, age 52, joined our Board of Directors in December 2000. For the past three years, Mr. Benjou has held the position of Executive Vice President of Draft Worldwide. Prior to that, Mr. Benjou was President of Group 1, an advertising company owned by him.

     Alex Lucas, Director

     Mr. Lucas, age 60, joined our Board of Directors in December 2000. Since June 1999, Mr. Lucas has worked as an international financial consultant and in public relations in Budapest, Hungary. Prior to that, Mr. Lucas served as Director of Marketing and Corporate Finance for Crane Bank in Kampala, Uganda.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us during or relating to the past fiscal year, the following persons failed to timely file the reports described below.

     Messrs. Altschiller, Benjou, Behrman, Grant, Lucas, Mason and Stillwell, each of whom is either an officer, director or beneficial owner of more than 10% of the common stock of the Company, failed to file their respective Form 3s and Form 5s in 2000 as required by Section 16(a) of the Exchange Act. We expect that these individuals will file Form 3s shortly following the filing of this report.

Item 10.  EXECUTIVE COMPENSATION

     The following table shows compensation for services rendered to the Company during the fiscal years ended December 31, 2000 and 1999, respectively, by the Chief Executive Officer and each other executive officer of the Company. Each executive officer serves under the authority of the Board of Directors. Directors who are also employees of the Company receive no extra compensation for their service on the Board of Directors of the Company.

                                    15 of 20

                           SUMMARY COMPENSATION TABLE

                                      Annual Compensation                 Long-Term Compensation
--------------------------------------------------------------------------------------------------------
                                                                            Awards             Payouts
                                                                   -------------------------------------
                                                                                Securities
                                                        Annual     Restricted   Underlying                 All Other
                                                       Compensa-     Stock       Options/       LTIP       Compensa-
Name and                        Salary      Bonus        tion       Award(s)      SARs(1)      Payouts       tion
Principal Position     Year       ($)        ($)          ($)          ($)          (#)          ($)          ($)
James C. Mason,        2000    $115,500      -0-          -0-          -0-          -0-          -0-          -0-
President, CEO,
Treasurer &
Director               1999     $90,000      -0-          -0-          -0-          -0-          -0-          -0-

John F. Grant,         2000    $105,500      -0-          -0-          -0-          -0-          -0-          -0-
Executive Vice
President,
Treasurer and
Director*              1999     $90,000      -0-          -0-          -0-          -0-          -0-          -0-

Arnold R. Behrman,     2000    $105,500      -0-          -0-          -0-          -0-          -0-          -0-
Executive Vice
President,
Secretary and
Director*              1999     $90,000      -0-          -0-          -0-          -0-          -0-          -0-

--------------------------------------------------------------------------------------------------------------------
*  Messrs. Grant and Behrman no longer hold positions as officers or directors of the Company.  See Item 9.
   Officers and Directors, note 1.


     None  of  our  officers  have  been  awarded  any  stock   options,   stock
appreciation rights or other long term or incentive compensation. We do not have any written employment agreements with any of our executive officers.

     The members of our board of directors are reimbursed for actual expense incurred in attending board meetings. In addition, Mr. Benjou was granted 25,000 shares of common stock upon his election to the Board of Directors. In January 2001, Mr. Benjou was granted an additional 75,000 shares of common stock, and Messrs. Altschiller, and Stillwell were each granted 100,000 shares of common stock. in connection with their appointment as directors. There are no other arrangements for compensation to directors.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to beneficial ownership of our common stock as of April 11, 2001 by (i) each person known to us to be the beneficial owner of more than five percent of our common stock, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group.

     As of April 11, 2001, there were 12,680,000 shares of common stock outstanding.

--------------------------------------------------------------------------------
                                            Number of Shares        Percentage
Name and Address of Beneficial Owner       Beneficially Owned        of Class
--------------------------------------------------------------------------------

5% Beneficial Owners

John F. Grant                                  2,005,000*              15.8%
221 East 21 Street, Apt. 2-A
New York, New York 10010

                                    16 of 20

Arnold R. Behrman                              1,465,000*              11.6%
301 Pleasant Valley Road
Morganville, New Jersey 07751

Officers and Directors

James C. Mason                                 2,305,000               18.2%
575 Madison Avenue, 10th Floor
New York, New York 10022

Dennis Stillwell                               1,000,000                7.9%
575 Madison Avenue, 10th Floor
New York, New York 10022

David Altschiller                                100,000                0.8%
575 Madison Avenue, 10th Floor
New York, New York 10022

Paul Benjou                                      100,000                0.8%
575 Madison Avenue, 10th Floor
New York, New York 10022

Alex Lucas                                             0                -
575 Madison Avenue, 10th Floor
New York, New York 10022

Officers and directors as a group              3,505,000               27.6%

---------------
* Reflects the acquisition of 200,000 shares from each of Behrman and Grant by GNI pursuant to their respective Separation and Share Repurchase Agreements.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except as set forth below, we are not aware of any transaction during the last two years, or proposed transactions, to which we were or are to be a party, with any person, in which any director, executive officer, 5% security holder, or member of the immediate family of any of the previously named persons had or is to have a direct or indirect material interest.

     Pursuant to an oral agreement with the Company, during 2001 we paid fees of approximately $20,000, plus reimbursement for out of pocket expenses, to IMEX Exchange Inc., a designer and developer of web sites, to assist us in further developing our web site and creating proprietary software for the design, distribution, and measurement of interactive advertising. Dennis Stillwell, the President and CEO of IMEX Exchange Inc., is an officer of GNI and holds more than 5% of our common stock.

     During 2000, we entered into an oral agreement with Meta Media, a company controlled by the wife of our former officer and director, Arnold Behrman, for the development of a software database. We paid approximately $75,500, plus reimbursement for out of pocket expenses, to Meta Media for the services provided.

     Pixel Incorporated, one of our suppliers, is owned by Jill Mason, who is the wife of our President, Jim Mason. Throughout 2000 and to the present, Pixel has provided us with secretarial services and assistance in connection with investor relations, including responding to emails and preparing financial information. During 1999 and 2000, we paid Pixel approximately $33,000 and

                                    17 of 20

$90,500, respectively, plus reimbursement for out of pocket expenses, as compensation for services.

     During 1999 and 2000, we paid approximately $21,000 and $82,000, respectively, plus reimbursement for out of pocket expenses, to Grant International, a boat charter business owned by our former officer and director, John Grant, in connection with marketing and business development events on behalf of the Company.

     Two of our directors, John Grant and Arnold Behrman, resigned from our Board of Directors effective March 1, 2001. In connection with their resignations, the Company entered into a separation and share repurchase agreement with each of them. The agreements provided that the departing directors reimburse the Company for the advances owed by them to the Company by each tendering 200,000 shares of our common stock.

     The agreements also provide that we will repurchase an aggregate of 3,270,000 shares of our common stock currently held by Messrs. Grant and Behrman. We will buy the shares back at a price of $0.10 per share. The cost will be $327,000 in the aggregate. The shares will be purchased in lots of 150,000 shares each month from each former director, although if we purchase more than 150,000 shares from a former director in a particular month, we may carry the excess into future months for purposes of meeting the minimum monthly repurchase requirement. Once the repurchase is complete, each former director will still hold 100,000 shares, but the former directors have agreed not to sell those remaining shares until the earlier of one year after we have completed repurchasing all the other shares or until a "sale event" occurs. We will cancel the shares that are repurchased.

     Both former directors agreed not to compete with the Company for a period of six months from March 1, 20001, in the field of designing and developing software to be used in connection with the packaging, selling or placing of on-line banner advertising on newspaper websites.


PART IV

Item 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)  Exhibits

     2.1 Agreement and Plan of Reorganization dated as of August 5, 1999 by and among Bargain Brokers, Inc., a Nevada corporation, Global Network, Inc., a New York Corporation, and the shareholders of Global Network, Inc.(1)

     3.1  Articles of Incorporation of Global Network, Inc., as amended(1)

     3.2  Bylaws of Global Network, Inc.(1)

     4.1 Separation and Share Repurchase Agreement, dated as of March 1, 2001, between Global Network, Inc. and John F. Grant

     4.2 Separation and Share Repurchase Agreement, dated as of March 1, 2001, between Global Network, Inc. and Arnold Behrman

     4.3  Letter Agreement dated April 4, 2001 among Global Network,  Inc., John
          F. Grant and Arnold Behrman amending Separation and Share Repurchase Agreement, dated as of March 1, 2001, between Global Network, Inc. and John F. Grant and Separation and Share Repurchase Agreement, dated as of March 1, 2001, between Global Network, Inc. and Arnold Behrman.

                                    18 of 20

     10.1 Agreement between the Newspaper National Network and Global Network Inc. dated March 27, 2001.

     21.1 List of Subsidiaries(1)

---------------
(1) Incorporated by reference to GNI's Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on August 30, 1999.

(b)  Reports on Form 8-K

          None.

                                    19 of 20

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 12, 2001
                                   GLOBAL NETWORK INC. (Registrant)


                               By: /s/ James C. Mason
                                   ---------------------------------------------
                                   James C. Mason, CEO, President, and Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ James C. Mason                                    April 12, 2001
-----------------------------------
James C. Mason, CEO, President,
Treasurer and Director
(Principal Executive, Financial
and Accounting Officer)
/s/ Dennis Stillwell                                  April 12, 2001
-----------------------------------
Dennis Stillwell, Secretary and
Director
/s/ Alex Lucas                                        April 12, 2001
-----------------------------------
Alex Lucas
Director

                                    20 of 20

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)


                                    I N D E X


                                                                           PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                    F-2

CONSOLIDATED BALANCE SHEET
     DECEMBER 31, 2000                                                      F-3

CONSOLIDATED STATEMENTS OF OPERATIONS
     YEAR ENDED DECEMBER 31, 2000, PERIOD FROM APRIL 26, 1999
     (DATE OF INCEPTION) THROUGH DECEMBER 31, 1999 AND PERIOD
     FROM APRIL 26, 1999 THROUGH DECEMBER 31, 2000                          F-4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     YEAR ENDED DECEMBER 31, 2000, PERIOD FROM APRIL 26, 1999
     (DATE OF INCEPTION) THROUGH DECEMBER 31, 1999 AND PERIOD
     FROM APRIL 26, 1999 THROUGH DECEMBER 31, 2000                          F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEAR ENDED DECEMBER 31, 2000, PERIOD FROM APRIL 26, 1999
     (DATE OF INCEPTION) THROUGH DECEMBER 31, 1999 AND PERIOD
     FROM APRIL 26, 1999 THROUGH DECEMBER 31, 2000                          F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-7/17


                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors
Global Network, Inc.


We have audited the accompanying consolidated balance sheet of GLOBAL NETWORK, INC. AND SUBSIDIARY (a development stage company) as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2000, the period from April 26, 1999 (date of inception) through December 31, 1999 and the period from April 26, 1999 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Network, Inc. and Subsidiary as of December 31, 2000, and their results of operations and cash flows for the year ended December 31, 2000, the period from April 26, 1999 (date of inception) through December 31, 1999 and the period from April 26, 1999 through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                     J.H. COHN LLP

Roseland, New Jersey
April 9, 2001

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000


                                     ASSETS

Current assets:
  Cash and cash equivalents                                          $  454,945
  Accounts receivable, net of allowance for doubtful accounts           167,343
  Advances to officers and former officers                              170,454
  Other current assets                                                   20,700
                                                                     ----------
    Total current assets                                                813,442

Computer equipment, net of accumulated depreciation of $6,846           130,068
Capitalized software development costs, net of accumulated
  amortization of $21,206                                               400,908
Other assets                                                              7,837
                                                                     ----------

    Total                                                            $1,352,255
                                                                     ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                              $  175,532
  Current portion of capital lease obligations                           14,121
  Other current liabilities                                              20,564
                                                                     ----------
    Total current liabilities                                           210,217

Capital lease obligations, net of current portion                        51,165
                                                                     ----------
    Total liabilities                                                   261,382
                                                                     ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares authorized;
    none issued                                                            -
  Common stock, $.001 par value; 50,000,000 shares authorized;
    12,188,250 shares issued and outstanding                             12,188
  Additional paid-in capital                                          4,551,987
  Treasury stock - 14,500 shares, at cost                               (17,670)
  Deficit accumulated in the development stage                       (3,455,632)
                                                                     ----------
    Total stockholders' equity                                        1,090,873
                                                                     ----------

    Total                                                            $1,352,255
                                                                     ==========


See Notes to Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Period from
                                                          April
                                                         26, 1999
                                                        (Date of
                                             Year       Inception)
                                             Ended       Through    Cumulative
                                            December     December      from
                                            31, 2000     31, 1999   Inception
                                          -----------   ----------  -----------

Revenues                                  $   269,111   $   15,000  $   284,111

Cost of revenues                              178,557       11,301      189,858
                                          -----------   ----------  -----------

Gross profit                                   90,554        3,699       94,253

Selling, general and administrative
  expenses                                  3,232,344      361,421    3,593,765
                                          -----------   ----------  -----------

Loss from operations                       (3,141,790)    (357,722)  (3,499,512)

Interest income, net of interest expense
  of $6,125                                    43,880                    43,880
                                          -----------   ----------  -----------

Net loss                                  $(3,097,910)  $ (357,722) $(3,455,632)
                                          ===========   ==========  ===========

Basic net loss per common share           $      (.28)  $     (.04)
                                          ===========   ==========

Basic weighted average common shares
  outstanding                              11,044,116   10,055,751
                                          ===========  ===========


See Notes to Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            YEAR ENDED DECEMBER 31, 2000, PERIOD FROM APRIL 26, 1999
                  (DATE OF INCEPTION) THROUGH DECEMBER 31, 1999
            AND PERIOD FROM APRIL 26, 1999 THROUGH DECEMBER 31, 2000

                                                                                                             Deficit
                                                                                                           Accumulated
                                                                          Stock      Additional               in the
                                                       Common Stock    Subscription   Paid-in    Treasury  Development
                                                     Shares   Amount    Receivable    Capital     Stock       Stage        Total
                                                   ---------- -------  ------------  ----------  --------  -----------  -----------
Initial issuance of shares on April 26, 1999
  (as  retroactively  adjusted to reflect shares
  effectively  issued prior to reverse acquisition
  on August 5, 1999 and the effects of certain
  agreements on September 9, 1999)                  9,000,000 $   100       $(100)
Effects of reverse acquisition                      1,576,000  10,476         100    $ (45,576)                         $   (35,000)
Sale of units of shares of common stock
  and warrants through private placement              100,000     100                  199,900                              200,000
Exercise of warrants                                  100,000     100                  199,900                              200,000
Effects of issuance of common stock in
  exchange for services                                35,000      35                    8,090                                8,125
Effects of issuance of stock options in
  exchange for services                                                                 76,050                               76,050
Net loss                                                                                                   $  (357,722)    (357,722)
                                                   ---------- -------    --------   ----------   --------  -----------  -----------
Balance, December 31, 1999                         10,811,000  10,811        -         438,364                (357,722)      91,453
Sale of shares of common stock through private
  placements, net of expenses of $145,250           1,552,250   1,552                2,011,198                            2,012,750
Cancellation of shares of common stock             (1,175,000) (1,175)                   1,175
Effects of issuance of common stock in
  exchange for services                             1,000,000   1,000                1,705,250                            1,706,250
Effects of issuance of stock options in
  exchange for services                                                                396,000                              396,000
Purchase of 14,500 shares of treasury stock                                                      $(17,670)                  (17,670)
Net loss                                                                                                   (3,097,910)   (3,097,910)
                                                   ---------- -------    --------   ----------   --------  -----------  -----------
Balance, December 31, 2000                         12,188,250 $12,188    $   -      $4,551,987   $(17,670) $(3,455,632) $ 1,090,873
                                                   ========== =======    ========   ==========   ========  ===========  ===========


See Notes to Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Period from
                                                                     April
                                                                    26, 1999
                                                                   (Date of
                                                       Year        Inception)
                                                       Ended        Through    Cumulative
                                                      December      December      from
                                                      31, 2000      31, 1999   Inception
                                                     -----------   ----------  -----------
Operating activities:
  Net loss                                           $(3,097,910)  $(357,722)  $(3,455,632)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Provision for doubtful accounts                       20,000                    20,000
    Depreciation and amortization                         28,052                    28,052
    Costs of services paid through issuance of
      common stock and stock options                   1,778,250      84,175     1,862,425
    Changes in operating assets and liabilities:
      Accounts receivable                               (172,343)    (15,000)     (187,343)
      Advances to officers and former officers           (84,251)    (86,203)     (170,454)
      Other current assets                               (20,700)                  (20,700)
      Other assets                                        (7,837)                   (7,837)
      Accounts payable and accrued expenses              151,475      24,057       175,532
      Other current liabilities                           20,564                    20,564
                                                     -----------   ---------   -----------
        Net cash used in operating activities         (1,384,700)   (350,693)   (1,735,393)
                                                     -----------   ---------   -----------

Investing activities:
  Purchase of computer equipment                         (64,549)                 (64,549)
  Payments for capitalized software development
    costs                                                (98,114)                 (98,114)
                                                     -----------               ----------
        Net cash used in investing activities           (162,663)                (162,663)
                                                     -----------               ----------

Financing activities:
  Payment of capital lease obligations                    (7,079)                  (7,079)
  Proceeds from sale of common stock and
    warrants                                           2,012,750     200,000    2,212,750
  Proceeds from exercise of warrants                                 200,000      200,000
  Payments of costs in connection with reverse
    acquisition                                                      (35,000)     (35,000)
  Purchase of treasury stock                             (17,670)                 (17,670)
                                                     -----------   ---------   ----------
        Net cash provided by financing activities      1,988,001     365,000    2,353,001
                                                     -----------   ---------   ----------

Net increase in cash and cash equivalents                440,638      14,307      454,945

Cash and cash equivalents, beginning of period            14,307        -            -
                                                     -----------   ---------   ----------

Cash and cash equivalents, end of period             $   454,945   $  14,307   $  454,945
                                                     ===========   =========   ==========

Supplemental disclosure of cash flow data:
  Interest paid                                      $     6,125               $    6,125
                                                     ===========               ==========


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

          Global Network, Inc. ("Global New York") was originally incorporated on April 26, 1999 in New York to develop business operations comprised of packaging and selling online banner advertising on newspaper web sites to national advertisers. It has developed a proprietary software system that allows national advertisers and their ad agencies to place ads on multiple newspaper web sites at one time and to target a specific demographic by having the advertisement posted in the section of the newspaper that they choose. During the period from its inception on April 26, 1999 through December 31, 2000, Global New York did not generate any significant revenues and, accordingly, it was in the development stage at the time of the exchange of shares described below and as of December 31, 2000.

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

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -  Organization and business (concluded):

          As a result, the assets and liabilities of the accounting acquirer, Global New York, continued to be recorded at their historical carrying values as of August 5, 1999; however, common stock and additional paid-in capital were adjusted as of August 5, 1999 to reflect the $.001 per share par value of the shares of the legal acquirer, Global Nevada, and all references to the number of shares of common stock of Global New York as of dates or for periods prior to the Exchange have been restated to reflect the ratio of the number of common shares of Global Nevada effectively exchanged for common shares of Global New York. In addition, the accompanying consolidated financial statements for the periods prior to August 5, 1999 are comprised, effectively, of the historical financial statements of Global New York.

          As used herein, the "Company" refers to Global New York prior to August 5, 1999 and Global Nevada together with Global New York subsequent to that date. As used herein, "2000" refers to the year ended December 31, 2000, "1999" refers to the period from April 26, 1999 (date of inception) to December 31, 1999 and the "period from inception" refers to the period from April 26, 1999 through December 31, 2000.


Note 2 -  Summary of accounting policies:

            Use of estimates:

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

            Principles of consolidation:

               The accompanying consolidated financial statements include the accounts of Global Nevada from its acquisition on August 5, 1999 and Global New York, its wholly-owned subsidiary, from April 26, 1999, the date of its inception. All significant intercompany accounts and transactions have been eliminated in consolidation.

            Cash equivalents:

               The Company considers highly liquid investments with maturities of three months or less to be cash equivalents.

            Revenue recognition:

               Revenue is recognized when earned. For advertising services, revenue is earned generally when advertising placed by the Company appears on the newspaper web sites.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 -  Summary of significant accounting policies (continued):

            Income taxes:

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

            Computer equipment:

               Computer equipment is stated at cost, net of accumulated depreciation. Depreciation of equipment is provided on a straight-line basis over the estimated useful lives of the assets of five years.

            Software development costs:

               The Company accounts for costs incurred in connection with the development of software in accordance with Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, all costs incurred in preliminary project stage are expensed as incurred, and internal and external costs incurred to develop internal use computer software during the application development stage are capitalized. Capitalized software development costs are amortized on a straight-line basis over an estimated useful life of five years.

               The Company capitalized costs of approximately $422,000 that were incurred in connection with the application and development stage of its proprietary software during 2000.

            Impairment of long-lived assets:

               The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as equipment and capitalized web site development costs, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 -  Summary of significant accounting policies (continued):

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

               The weighted average number of common shares of 11,048,062 and 10,055,751 used in the computation of basic net loss per common share for 2000 and 1999, respectively, (i) includes the effects of the issuance of the 1,576,000 shares of common stock to the owners of Global Nevada as a result of the Exchange and the reverse acquisition by Global New York for the period subsequent to August 5, 1999, the date of the Exchange, and (ii) excludes the effects of the 21,156,934 shares of common stock owned by the founders of Global New York and Global Nevada that were cancelled as a result of the issuance of shares upon the exercise of warrants on August 10, 1999 and the Cancellation Agreements in September 1999, as further explained in Note 6.

               Since the Company had losses for 2000 and 1999, the assumed effect of the exercise of options and warrants outstanding at December 31, 2000 and 1999 and the application of the treasury stock method would have been anti-dilutive and, therefore, diluted per share amounts have not been presented in the accompanying consolidated statements of operations.

            Stock based compensation:

               In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company will recognize compensation costs as a result of the issuance of stock options granted to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense as a result of any grants of stock options to employees at an exercise price that is equivalent to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options granted to employees had been applied instead if such amounts differ materially from the historical amounts.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 -  Summary  of  significant  accounting  policies  (concluded):

            Stock based compensation (concluded):

               In accordance with SFAS 123, the Company will also recognize the cost of shares, options, warrants and other equity instruments issued to nonemployees as consideration for services as expense over the periods in which the related services are rendered by a charge to compensation cost and a corresponding credit to additional paid-in capital. Generally, cost will be determined based on the fair value of the equity instruments at the date of issuance. The fair value of options, warrants and similar equity instruments will be estimated based on the Black-Scholes option-pricing model, which meets the criteria set forth in SFAS 123, and the assumption that all of the options or other equity instruments will ultimately vest. The effect of actual forfeitures will be recognized as they occur.

            Recent accounting pronouncements:

               The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of
               Certified Public Accountants had issued certain accounting pronouncements as of December 31, 2000 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during 2000 and 1999 or that they will have a significant affect at the time they become effective.


Note 3 -  Advances to officers and former officers:

          Advances to officers and former officers of $170,454 as of December 31, 2000 were noninterest bearing and due on demand. Information as to the fair value of these financial instruments has not been presented because management of the Company does not believe that there is any practical method that can be used to determine such fair value.


Note 4 -  Income taxes:

          As of December 31, 2000, the Company had net operating loss carryforwards of approximately $3,294,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2020. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $1,120,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2000.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 -  Income taxes (concluded):

          The Company had also offset the potential benefits from net operating loss carryforwards by an equivalent valuation allowance during 1999. As a result of the increase in the valuation allowance of $1,047,000, $93,000 and $1,140,000 during 2000, 1999 and the period from inception, respectively, no credits for income taxes are included in the accompanying consolidated statements of operations for those periods.

          Prior to the Exchange on August 5, 1999, Global New York, with the consent of its stockholders, had elected to be treated as an "S" Corporation under the Internal Revenue Code. Accordingly, prior to that date, Global New York's losses were allocated to its stockholders for inclusion in their personal income tax returns and it was not required to record any provision or credit for Federal income taxes. However, Global New York's pre-tax loss for that period was not material and, accordingly, the aforementioned elections did not materially change the effective tax rate for 1999.


Note 5 -  Commitments and contingencies:

            Capital lease obligations:

               The Company uses computer equipment under lease agreements classified as capital leases. The Company's obligations under capital leases as of December 31, 2000 are set forth below:

               Year Ending
               December 31,                                        Amount
               ------------                                      ---------

                  2001                                           $  28,682
                  2002                                              28,682
                  2003                                              28,682
                  2004                                              12,869
                  2005                                               7,507
                                                                 ---------
                  Total minimum lease payments                     106,422
                  Less amount representing interest                 41,136
                                                                 ---------
                  Present value of net minimum lease payments       65,286
                  Less current portion                              14,121
                                                                 ---------

                  Long-term portion                              $  51,165
                                                                 =========

               The Company effectively acquired equipment at a cost of $72,365 during 2000 by incurring capital lease obligations. These noncash transactions are not reflected in the accompanying 2000 consolidated statement of cash flows. The net carrying value of equipment used by the Company under capital leases was $68,747 as of December 31, 2000.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 -  Commitments and contingencies (concluded):

            Concentrations of credit risk:

               Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank deposit accounts which, at times, may exceed Federally insured limits. At December 31, 2000, the Company had cash and cash equivalents that exceeded Federally insured limits by approximately $356,000. The Company reduces its exposure to credit risk by maintaining its cash deposits with major financial institutions and monitoring their credit ratings.

               The Company extends credit to its customers. It does not require any collateral. Since the Company had only generated a limited amount of revenues through December 31, 2000, each customer generated a significant percentage of its total revenues in 2000 and 1999 and a few customers accounted for substantially all of its accounts receivable balance as of December 31, 2000. To limit credit risk, the Company closely monitors the extension of credit while maintaining appropriate allowances for potential credit losses. Accordingly, management does not believe that the Company was exposed to significant credit risk at December 31, 2000.


Note 6 -  Stockholders' equity:

            Preferred stock authorized:

               The Company's Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series, with terms and preferences to be determined by the Company's Board of Directors. No shares of preferred stock had been issued as of December 31, 2000.

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

               On August 5, 1999: (i) 4,000,000 shares of common stock were initially issued to the owners of Global Nevada as a result of the Exchange and the reverse acquisition by Global New York, (ii) 21,732,934 shares of common stock owned by the founders of Global New York were placed in escrow and became subject to cancellation pursuant to an agreement that was initially due to expire on August 5, 2002, as further explained below, and (iii) the Company sold 100,000 shares of common stock and warrants ("Warrants") to purchase 400,000 shares of common stock, exercisable at $2.00 per share through February 5, 2000, pursuant to a private offering of units for which it received total consideration of $200,000 of $.50 per share.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 -  Stockholders' equity (continued):

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

               On August 10, 1999, the Company received $200,000 upon the exercise of Warrants for the purchase of 100,000 shares of common stock at $2.00 per share. As a result of the exercise of those Warrants, a total of 2,433,234 Penalty Shares held in escrow became subject to cancellation, and 29,499,700 shares of common stock remained outstanding, including 19,299,700 shares held in escrow. In addition, Warrants remained outstanding for the purchase of 300,000 shares of common stock.

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

               During February and March 2000, the Company received proceeds of $1,666,250, net of payments for related costs and expenses of $102,500, from the sale and issuance of 1,343,000 shares of common stock that were made through a private placement intended to be exempt from registration under the Securities Act of 1933 (the "Act"). The total included 1,338,000 shares sold at $1.33 per share and 5,000 shares issued for financial services related to the private placement. In connection with the private placement, one of the founders of the Company agreed to return 1,175,000 shares of common stock to the Company, and the Company agreed to cancel those shares.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 -  Stockholders' equity (continued):

          Issuances and cancellations of common stock, options and warrants (continued):

               During September 2000, the Company received proceeds of $389,500, net of payments for related costs and expenses of $43,000, from the sale and issuance of 209,250 shares of common stock through private placements intended to be exempt from registration under the Act. The total included 194,750 shares sold at $2.00 per share and 14,500 shares issued for financial services related to the private placement.

               Pursuant to the agreements related to the private placements, the Company is obligated to register certain of the shares under the Act and incur the costs of such registration.

               During 2000, the Company issued a total of 1,000,000 shares of common stock in exchange for services which had an aggregate fair value of $1,706,250, of which 700,000 shares had a fair value of $1.13 per share and 300,000 shares had a fair value of $3.06 per share. During 1999, the Company issued a total of 35,000 shares of common stock in exchange for services with an aggregate fair value of $8,125, all of which had a fair value of $.23 per share.

               During 2000, the Board of Directors authorized the repurchase by the Company of up to 100,000 shares of its outstanding common stock and the Company repurchased 14,500 shares of common stock for the treasury at a cost of $17,670 or an average of $1.22 per share.

               During 2000, the Company issued options to purchase 550,000 shares of common stock in exchange for consulting services. All of the options remained outstanding at December 31, 2000 and are exercisable at $.93 per share at any time prior to their expiration on February 28, 2003. The options had an approximate aggregate fair value of $396,000. Certain of the options with an approximate aggregate fair value of $324,000 were issued for services provided in connection with the development of the Company's proprietary software and, accordingly, the fair value of those options, which totaled approximately $324,000, was capitalized and the fair value of the remaining options, which totaled approximately $72,000, was charged to selling, general and administrative expenses during 2000.

               During 1999, the Company issued options to purchase 195,000 shares of common stock in exchange for consulting services. All of the options remained outstanding at December 31, 2000 and are exercisable at $.50 per share at any time prior to their expiration on December 31, 2002. The options had an approximate aggregate fair value of $76,050, all of which was charged to selling, general and administrative expenses during 1999.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 -  Stockholders' equity (concluded):

          Issuances and cancellations of common stock, options and warrants (concluded):

               The fair value of the options was determined in 2000 and 1999 using a Black-Scholes option-pricing model in accordance with SFAS 123 based on the following assumptions:

                    Expected years of option life                     1.5
                    Risk free interest rate                           6%
                    Dividend yield                                    0%
                    Volatility                                      113%

               The weighted average remaining contractual life of the options outstanding as of December 31, 2000 was 2.12 years.

               As a result of the issuances of shares and options to purchase shares described above, the Company charged a total of $1,838,250, $84,175 and $1,922,425 to selling, general and administrative expenses during 2000, 1999 and the period from inception, respectively, and $324,000 to capitalized software costs in 2000 and increased common stock and additional paid-in capital by equivalent aggregate amounts, based on the fair value of the shares and options issued for services. The issuances of shares and options for services are noncash transactions that are not reflected in the accompanying consolidated statements of cash flows.


Note 7 -  Other related party transactions and commitments:

          Selling, general and administrative expenses include charges by related parties for client entertainment, office and secretarial services and other office expenses totaling approximately $296,000, $74,000 and $471,000 for 2000, 1999 and the period from inception, respectively.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 -  Subsequent events:

          During the period from January 1, 2001 through April 9, 2001, the Company repurchased 17,500 shares of common stock for the treasury at a cost of $22,535 or an average of $1.29 per share (see Note 6).

          On March 1, 2001, the Company entered into agreements with two of its former officers in conjunction with their resignation as directors of the Company. As of December 31, 2000, these former officers held a total of 3,870,000 shares of the Company's common stock. Pursuant to the agreements, the Company will effectively repurchase a total of 400,000 shares of common stock from the former officers in exchange for the cancellation of receivables of $105,000 (effectively, $.26 per share) that arose from noninterest bearing advances made to them prior to December 31, 2000 (see Note 3). The Company will also repurchase a total of 3,270,000 shares of common stock from the former officers at the rate of 300,000 shares per month commencing on April 1, 2001 at a purchase price of $.10 per share.


                                      * * *