Form 10QSB
period 2001-03-31
GLOBAL NETWORK INC
filed 2001-05-14
CIK 1093884

=============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------


                                   FORM 12b-25

                        Commission file number: 000-27185

(Check one):

[  ]     Form 10-K or Form 10-KSB
[  ]     Form 11-K

[  ]     Form 20-F

[X]      Form 10-Q or Form 10-QSB

[  ]     Form N-SAR

For Period Ended: March 31, 2000

[  ]     Transition Report on Form 10-K or Form 10-KSB
[  ]     Transition Report on Form 20-F
[  ]     Transition Report on Form 11-K
[  ]     Transition Report on Form 10-Q or Form 10-QSB
[  ]     Transition Report on Form N-SAR

For the Transition Period Ended:


     Read attached instruction sheet before preparing form. Please print or type.

     Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

     If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates: Not applicable.

 =============================================================================

                                     PART I
                             REGISTRANT INFORMATION

Full Name of Registrant:  Global Network, Inc.

575 Madison Avenue, 10th Floor, New York, NY 10022
(Address of Principal Executive Offices)

                                    PART II
                             RULE 12b-25(b) AND (c)

     If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25, the following should be completed:

(Check box if appropriate)

         |     (a)  The reasons described in reasonable detail in Part III of
         |          this form could not be eliminated without unreasonable
         |          effort or expense;
         |
         |     (b)  The subject annual report, semi-annual report, transition
         |          report on Form 10-K, 10-KSB, 20-F or Form N-SAR, or portion
         |          thereof will be filed on or before the 15th calendar day
/ X /    |          following the prescribed due date; or the subject quarterly
         |          report or transition report on Form 10-Q, 10-QSB or portion
         |          thereof will be filed on or before the fifth calendar day
         |          following the prescribed due date; and
         |
         |     (c)  The accountant's statement or other exhibit required by Rule
         |          12b-25(c) has been attached if applicable.


                                    PART III
                                    NARRATIVE

     State below in reasonable detail the reasons why Form 10-K, 11-K, 20-F, 10-Q, 10-QSB, N-SAR or the transition report or portion thereof could not be filed within the prescribed time period.

     The Registrant is unable to file the subject report within the prescribed time period because the Registrant needs additional time to finish the process of compiling the financial information necessary to complete the financial statements and other disclosures required in its Form 10QSB.

                                    PART IV
                                OTHER INFORMATION

     (1) Name and telephone number of person to contact in regard to this notification:

Name:  James C. Mason

Telephone:  212.605.0431

     (2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 20 of the Investment Company Act of 1940 during the preceding 12 months of for such shorter period that the registrant was required to file such report(s) been filed?

                                              / X /  Yes      /   /   No

If the answer is no, identify report(s).

     (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

                                              /   /  Yes      / X /   No

     If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

                              Global Network, Inc.
                  (Name of Registrant as Specified in Charter)

Has caused this notification to be signed on its behalf by the undersigned therunto duly authorized.

Date:    May 14, 2001        By:   --------------------------
                                   Name:    James C. Mason
                                   Title:   CEO, President and Treasurer