Form 10QSB
period 2001-03-31
GLOBAL NETWORK INC
filed 2001-05-21
CIK 1093884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                For the transition period from _______ to ______

                        Commission file number: 000-27185

                              GLOBAL NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        88-0367123
--------------------------------------------------------------------------------
     (State or other jurisdiction             (IRS Employer Identification No.)
         of incorporation or
            organization)

            575 Madison Avenue, 10th Floor, New York, New York 10022
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  212-605-0431
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 Not Applicable
--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

        Yes   [x]              No   [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,363,000



Transitional Small Business Disclosure Format (Check one):

        Yes   [  ]             No   [x]


                                     Part I
                              Financial Information

Item 1.  Financial Statements

     See financial statements beginning on page F-1.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     Except for historical information, the material contained in this Management's Discussion and Analysis of Financial Condition and Results of Operation is forward-looking. This discussion includes, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in these forward-looking statements. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995, which is set forth below after Liquidity and Capital Resources.

     Results of Operation

     REVENUES. As of March 31, 2001, our gross revenues from operations were $65,363 as compared with $15,000 at March 31, 2000. All of these revenues were attributable to the sale of online banner advertising on newspaper websites.

     COSTS OF REVENUES. Costs incurred by us in producing revenues as of March 31, 2001 were $27,588 as compared with $10,000 at March 31, 2000. The increased costs were attributable to the increased volume of banner advertising.

     GROSS PROFIT. As of March 31, 2001, we had a gross profit of $37,775 as compared with $5,000 at March 31, 2000. The increase in gross profit was attributable to the increased volume of banner advertising.

     EXPENSES. Our selling, general and administrative expenses as of March 31, 2001 were $784,168 as compared with $253,555 at March 31, 2000. The increase in selling, general and administrative expenses was primarily attributable to our issuance of 340,000 shares of common stock in exchange for services which had an aggregate fair value of $446,250. The issuance of such shares during the three months ended March 31, 2001 included 300,000 shares issued to three individuals in connection with their joining our Board of Directors.

     LOSS FROM OPERATIONS. Loss from operations as of March 31, 2001 was $746,393 as compared with $284,555 at March 31, 2000. The increased loss from operations was attributable to the increase in selling, general and administrative expenses.

     NET LOSS. Net loss was $745,569 as of March 31, 2001 as compared with $248,555 at March 31, 2001.

     Liquidity and Capital Resources

     WORKING CAPITAL. We had $487,864 in current assets at March 31, 2001 of which cash and cash equivalents amounted to $233,086. Current liabilities amounted to $145,957. We had $1,626,501 in current assets at March 31, 2000 of which cash and cash equivalents amounted to $1,536,162. Current liabilities at March 31, 2000 amounted to $67,128. Working capital as of March 31, 2001 was $341,907 as compared with $1,559,373 as of March 31, 2000. This decrease was attributable to the commencement of business operations by us.

     CASH FLOW FROM OPERATIONS. As of March 31, 2001, we used net cash from operating activities of $329,150, as compared with $122,620 at March 31, 2000. This increase was attributable to the commencement of business operations by us.

     CASH FLOW FROM INVESTING ACTIVITIES. As of March 31, 2001, we had a net cash outflow of $4,461 as compared with $21,275 at March 31, 2000. The decrease in cash flow from investing activities was attributable to the absence of software development costs in the first quarter.

     CASH FLOW FROM FINANCING ACTIVITIES. As of March 31, 2001, we had a net cash inflow of $111,752 as compared with $1,665,750 at March 31, 2000. The decrease in cash flow from financing activities was caused by the decrease in proceeds from sale of common stock and warrants; as of March 31, 2001, we had raised $166,688 as compared with $1,665,750 for the three-month period ended March 31, 2000.

     STOCKHOLDERS' EQUITY. Our stockholders' equity at March 31, 2001 was $800,879, including an accumulated deficit of ($4,201,201). Our stockholders' equity at March 31, 2000 was $1,904,648, including an accumulated deficit of ($606,277). The decrease in stockholders' equity and the increase in the accumulated deficit were primarily attributable to our net losses between April 1, 2000 and March 31, 2001, offset by the sale of shares of our common stock through private placements.

     We may require additional capital during the remainder of 2001 to continue to implement its business strategy. Such additional capital may be raised through public or private financings, as well as through borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to our stockholders. No assurance can be given, however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements to implement its business strategy. If we are unable to access the capital markets or obtain acceptable financing, the results of operations and financial conditions could be materially and adversely affected. If adequate funds are not available to us, it may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require it to relinquish rights to its technology. While we have begun to receive commercial revenues, there can be no assurances that revenue growth will continue or be able to provide adequate cash to sustain its operations.

     Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     Certain statements contained in our Form 10-QSB contain "forward-looking statements" within the meaning of the private Securities Litigation Reform Act of 1995. These are statements that do not relate strictly to historical or current facts. Such forward-looking statements involve known and unknown risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed below. These risks and uncertainties include, without limitation:

          o    the rate of market development and acceptance of our technology;

          o the limited revenues and significant operating losses we have granted to date;

          o    the possibility of significant ongoing capital requirements;

          o    the loss of any significant customer;

          o our ability to compete successfully with current or future competitors;

          o    our ability to secure additional financing as and when necessary;

          o our ability to retain the services of its key management, and to attract new members of the management team;

          o our ability to effect and retain appropriate patent, copyright and trademark protection of its products; and

          o our ability to achieve adequate levels of revenue to recover its investment in capitalized software development costs.

     For the purpose of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in Cautionary Statement for Purpose of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

     We undertake no obligation to release publicly any revisions to the forward-looking statements or to reflect events or circumstances occurring after the date of this Form 10-QSB.

                                    Part II
                                Other Information

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     We sold an aggregate of 466,750 and 250,000 shares, respectively, of our common stock to accredited investors at $.25 and $.20 per share, respectively, which provided us with total gross proceeds of $166,687. The issuance of these securities was exempt from registration pursuant to section 4(2) and Regulation D of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

          None.

     (b) Reports on Form 8-K

          We did not file any reports on Form 8-K during the quarter for which this report is filed.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 21, 2001
                                Global Network, Inc.


                                /s/ James C. Mason
                                -------------------------------
                                James C. Mason, CEO, President,
                                Treasurer and Director (Principal Executive, Financial and Accounting Officer)




                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)



                                    I N D E X


                                                                            PAGE

CONDENSED CONSOLIDATED BALANCE SHEET MARCH 31, 2001
     (Unaudited)............................................................F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTHS ENDED MARCH 31,
     2001 AND 2000 AND PERIOD FROM APRIL 26, 1999 (DATE OF INCEPTION) THROUGH
     MARCH 31, 2001 (Unaudited).............................................F-3

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY THREE
     MONTHS ENDED MARCH 31, 2001 AND 2000 AND PERIOD FROM APRIL 26, 1999 (DATE
     OF INCEPTION) THROUGH MARCH 31, 2001...................................F-4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS THREE MONTHS ENDED MARCH 31,
     2001 AND 2000 AND PERIOD FROM APRIL 26, 1999 (DATE OF INCEPTION) THROUGH
     MARCH 31, 2001 (Unaudited).............................................F-6

NOTESTO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (Unaudited)............................................................F-8


                                      * * *






                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2001 (Unaudited)

                                     ASSETS

Current assets:
     Cash and cash equivalents                                      $   233,086
     Accounts receivable, net of
       allowance for doubtful accounts                                  177,990
     Advances to officers                                                74,737
     Other current assets                                                 2,051
                                                                    -----------
         Total current assets                                           487,864

Computer equipment, net of accumulated depreciation of $13,915          127,460
Capitalized software development costs,
  net of accumulated amortization of $42,412                            379,702
Other assets                                                             12,023
                                                                    -----------
             Total                                                  $ 1,007,049
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                          $   105,940
     Current portion of capital lease and other
       long-term debt obligations                                        19,453
     Other current liabilities                                           20,564
                                                                    -----------
             Total current liabilities                                  145,957

Capital lease and other long-term debt obligations,
  net of current portion                                                 60,213
                                                                    -----------
             Total liabilities                                          206,170
                                                                    -----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value; 5,000,000
       shares authorized; none issued
     Common stock, $.001 par value; 50,000,000
       shares authorized; 13,245,000 shares issued                       13,245
     Additional paid-in capital                                       5,163,868
     Treasury stock - 732,000 shares, at cost                          (175,033)
     Deficit accumulated in the development stage                    (4,201,201)
                                                                    -----------
             Total stockholders' equity                                 800,879
                                                                    -----------
             Total                                                  $ 1,007,049
                                                                    ===========

See Notes to Condensed Consolidated Financial Statements.


                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE MONTHS ENDED MARCH 31, 2001 AND 2000 AND PERIOD FROM
            APRIL 26, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2001
                                   (Unaudited)


                                      Three             Three
                                      Months            Months       Cumulative
                                       Ended            Ended          from
                                  March 31, 2001    March 31, 2000   Inception
                                  ------------      -----------    ------------

Revenues                          $     65,363      $    15,000    $    349,474

Cost of revenues                        27,588           10,000         217,446
                                  ------------      -----------    ------------
Gross profit                            37,775            5,000         132,028

Selling, general and
  administrative expenses              784,168          253,555       4,377,933

Loss from operations                  (746,393)        (248,555)     (4,245,905)
                                  ------------      -----------    ------------

Other income (expense):
     Interest income                     4,797                           54,802
     Interest expense                   (3,973)                         (10,098)
                                  ------------      -----------    ------------
         Totals                            824                           44,704
                                  ------------      -----------    ------------

Net loss                          $   (745,569)     $  (248,555)   $ (4,201,201)
                                  ============      ===========    -===========

Basic net loss per common share   $       (.06)     $      (.02)
                                  ============      ===========

Basic weighted average common
  shares outstanding                12,482,847      10,894,076
                                  ============      ===========



See Notes to Condensed Consolidated Financial Statements.



                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY THREE MONTHS ENDED MARCH 31, 2001 AND 2000 AND PERIOD FROM APRIL 26, 1999
                   (DATE OF INCEPTION) THROUGH MARCH 31, 2001




                                                                                                             Deficit
                                                                                                           Accumulated
                                                                   Stock     Additional                       in the
                                               Common Stock    Subscription  Paid-in    Treasury Stock      Development      Total
                                             Shares    Amount   Receivable   Capital    Shares   Amount        Stage

Initial issuance of shares on
    April 26, 1999 (as retroactively
    adjusted to reflect shares
    effectively issued prior to
    reverse acquisition on August 5,
    1999 and the effects of certain
    agreements on September 9, 1999)       9,000,000  $   100   $ (100)
Effects of reverse acquisition             1,576,000   10,476      100        $(45,576)                                    $(35,000)
Sale of units of shares of common stock
    and warrants through private
    placement                                100,000      100                  199,900                                      200,000
Exercise of warrants                         100,000      100                  199,900                                      200,000
Effects of issuance of common stock in
    exchange for services                     35,000       35                    8,090                                        8,125
Effects of issuance of stock options in
    exchange for services                                                       76,050                                       76,050
Net loss                                                                                                   $   (357,722)   (357,722)
Balance, December 31, 1999                10,811,000   10,811     -            438,364                         (357,722)     91,453
Sale of shares of common stock through
    private placements, net of expenses
    of $145,250                            1,552,250    1,552                2,011,198                                    2,012,750
Cancellation of shares of common stock    (1,175,000)  (1,175)                   1,175
Effects of issuance of common stock in
    exchange for services                  1,000,000    1,000                1,705,250                                    1,706,250
Effects of issuance of stock options in
    exchange for services                                                      396,000                                      396,000
Purchase of treasury stock                                                               14,500  $ (17,670)                 (17,670)
Net loss                                                                                                     (3,097,910) (3,097,910)
Balance, December 31, 2000                12,188,250   12,188     -          4,551,987   14,500    (17,670)  (3,455,632)  1,090,873
Sale of shares of common stock through
    private placements                       716,750 $    717               $  165,971                                      166,688
Purchases of treasury stock for cash                                                    317,500  $ (51,736)                 (51,736)
Purchases of treasury stock through
    cancellation of advances receivable
    from former officers                                                                400,000   (105,627)                (105,627)
Effects of issuance of common stock in
    exchange for services                    340,000      340                  445,910                                      446,250
Net loss                                                                                                    $  (745,569)   (745,569)
Balance, March 31, 2001                   13,245,000  $13,245   $ -         $5,163,868  732,000  $(175,033) $(4,201,201)    800,879




See Notes to Condensed Consolidated Financial Statements.


                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED MARCH 31, 2001 AND 2000 AND PERIOD FROM
            APRIL 26, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2001
                                   (Unaudited)


                                                                          Three           Three
                                                                          Months          Months         Cumulative
                                                                          Ended           Ended             from
                                                                      March 31, 2001  March 31, 2000      Inception
Operating activities
     Net loss                                                          $  (745,569)   $   (248,555)     $ (4,201,201)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
     Provision for doubtful accounts                                                                         20,000
     Depreciation                                                            7,069                           13,915
     Amortization of capitalized software development costs                 21,206                           42,412
     Costs of services paid through issuance of common stock and
        stock options                                                      446,250          72,000        2,308,675
     Changes in operating assets and liabilities:
        Accounts receivable                                                (10,647)                        (197,990)
        Advances to (repayments by) officers and former officers,
           net                                                              (9,910)         40,764         (180,364)
        Other current assets                                                18,649         (29,900)          (2,051)
        Other assets                                                        (4,186)                         (12,023)
        Accounts payable and accrued expenses                              (52,012)         43,071          123,520
        Other current liabilities                                                                            20,564
                Net cash used in operating activities                     (329,150)       (122,620)      (2,064,543)
Investing activities:
     Purchase of computer equipment                                         (4,461)                         (69,010)
     Payments for capitalized software development costs                                   (21,275)         (98,114)
                Net cash used in investing activities                       (4,461)        (21,275)        (167,124)
Financing activities:
     Payment of capital lease and other long-term obligations               (3,200)                         (10,279)
     Proceeds from sale of common stock and warrants                       166,688       1,665,750        2,379,438
     Proceeds from exercise of warrants                                                                     200,000
     Payments of costs in connection with reverse acquisition                                               (35,000)
     Purchase of treasury stock                                            (51,736)                         (69,406)
                Net cash provided by financing activities                  111,752       1,665,750        2,464,753
Net increase (decrease) in cash and cash equivalents                      (221,859)      1,521,855          233,086

Cash and cash equivalents, beginning of period                             454,945          14,307          -
Cash and cash equivalents, end of period                               $   233,086     $  1,536,162     $   233,086

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

          Global Network, Inc. ("Global New York") was originally incorporated on April 26, 1999 in New York to develop business operations comprised of packaging and selling online banner advertising on newspaper web sites to national advertisers. It has developed a proprietary software system that allows national advertisers and their ad agencies to place ads on multiple newspaper web sites at one time and to target a specific demographic by having the advertisement posted in the section of the newspaper that they choose. During the period from its inception on April 26, 1999 through March 31, 2001, Global New York did not generate any significant revenues and, accordingly, it was in the development stage at the time of the exchange of shares described below and as of March 31, 2001.

          As of August 5, 1999, Global Nevada had, effectively, 1,576,000 shares of common stock outstanding, with a par value of $.001 per share. As of that date, Global Nevada issued 9,000,000 shares of common stock to acquire all of the 9,000,000 shares of common stock, which had no par value, of Global New York that were, effectively, then outstanding (the "Exchange"). All references to numbers of shares and per share amounts in these notes and the accompanying consolidated financial statements have been retroactively restated, where appropriate, for shares cancelled as a result of (i) the issuance of shares upon the exercise of warrants on August 10, 1999 and (ii) the September 1999 agreements (the "Cancellation Agreements") pursuant to which certain stockholders waived their right to receive and/or agreed to the cancellation of certain shares which had been held in escrow. As a result of the Exchange, Global New York became a wholly-owned subsidiary of Global Nevada, and Global Nevada had 10,576,000 shares of common stock outstanding, of which 9,000,000 shares, or 85.1%, were owned by the former stockholders of Global New York and 1,576,000 shares, or 14.9%, were owned by the former stockholders of Global Nevada. However, since the former stockholders of Global New York became the owners of a majority of the outstanding common shares of Global Nevada after the Exchange and Global Nevada had no significant operating activities or assets and liabilities prior to the Exchange, the Exchange was treated effective as of August 5, 1999 as a "purchase business combination" and a "reverse acquisition" for accounting purposes in which Global Nevada was the legal acquirer and Global New York was the accounting acquirer.


Note 1 - Organization and business (concluded):

          The "Company" as used herein refers to Global New York prior to August 5, 1999, the date of the Exchange, and Global Nevada together with Global New York subsequent to that date.

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2001, its results of operations and cash flows for the three months ended March 31, 2001 and 2000, its changes in stockholders' equity for the three months ended March 31, 2001 and the related cumulative amounts for the period from April 26, 1999 (date of inception) to March 31, 2001. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2000 and for the period from April 26, 1999 (date of inception) to December 31, 2000 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended December 31, 2000 that was previously filed with the SEC.

          For additional information related to the Exchange and the basis of presentation of the Company's consolidated financial statements, see Notes 1 and 6 of the notes to the consolidated financial statements in the Form 10-KSB.

          The results of the Company's operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations for the full year ending December 31, 2001.


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

          Since the Company had a loss for the three months ended March 31, 2001 and 2000, the assumed effect of the exercise of options and warrants outstanding at March 31, 2001 and 2000 would have been anti-dilutive and, therefore, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations for those periods.


Note 3 - Advances to officers and former officers:

          Advances to officers of $74,737 as of March 31, 2001 were due on demand. All advances to officers and former officers (see Note 5 herein) during the period from April 26, 1999 through March 31, 2001 were noninterest bearing.


Note 4 - Income taxes:

          As of March 31, 2001, the Company had net operating loss carryforwards of approximately $4,040,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2021. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $1,616,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of March 31, 2001.

          The Company had also offset the potential benefits from net operating loss carryforwards by an equivalent valuation allowance during the period from April 26, 1999 through December 31, 2000. As a result of the increase in the valuation allowance of $496,000, $113,000 and $1,616,000 during the three months ended March 31, 2001 and 2000 and the period from April 26, 1999 through March 31, 2001, respectively, no credits for income taxes are included in the accompanying condensed consolidated statements of operations for those periods.


Note 5 - Stockholders' equity:

         Preferred stock authorized:
          The Company's Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series, with terms and preferences to be determined by the Company's Board of Directors. No shares of preferred stock had been issued as of March 31, 2001.

         Issuances of common stock:
          During the three months ended March 31, 2001, the Company received proceeds of $216,688 from the sale and issuance of 716,750 shares of common stock through private placements intended to be exempt from registration under the Securities Act of 1933 (the "Act"). The total included 466,750 shares sold at $.25 per share and 250,000 shares sold at $.20 per share. Pursuant to the agreements related to the private placements, the Company is obligated to register certain of the shares under the Act and incur the costs of such registration.

          During the three months ended March 31, 2001, the Company issued a total of 340,000 shares of common stock in exchange for services which had an aggregate fair value of $446,250, or $1.3125 per share. The issuances of those shares for services were noncash transactions that are not reflected in the accompanying 2001 condensed consolidated statement of cash flows.

         Repurchases of common stock:
          During the three months ended March 31, 2001, the Company repurchased a total of 717,500 shares of its outstanding common stock for the treasury at an aggregate cost of $157,363 as follows:

          o On March 1, 2001, the Company entered into agreements with two of its former officers in conjunction with their resignation as directors of the Company. As of December 31, 2000, these former officers held a total of 3,870,000 shares of the Company's common stock. Pursuant to the agreements, the Company effectively repurchased a total of 400,000 shares of common stock from the former officers during the three months ended March 31, 2001 in exchange for the cancellation of receivables of $105,627 (effectively, $.26 per share) that arose from noninterest bearing advances made to them prior to December 31, 2000 (see Note 3 of the notes to the consolidated financial statements in the Form 10-KSB). The repurchases of those shares in exchange for the cancellation of receivables were noncash transactions that are not reflected in the accompanying 2001 condensed consolidated statement of cash flows. The agreements further provide for the Company to repurchase an additional total of 3,270,000 shares of common stock from the former officers at the rate of 300,000 shares per month at a purchase price of $.10 per share, of which 300,000 shares were repurchased for $30,000 during the three months ended March 31, 2001.


Note 5 - Stockholders' equity (concluded):

         Repurchases of common stock (concluded):
          o During 2000, the Board of Directors authorized the repurchase by the Company of up to 100,000 shares of its outstanding common stock on the open market. During the three months ended March 31, 2001, the Company repurchased 17,500 shares at a cost of $21,736 or an average of $1.24 per share. As of March 31, 2001, the Company had repurchased a total of 32,000 shares pursuant to the authorization by the Board of Directors.


Note 6 - Other related party transactions:

          Selling, general and administrative expenses include charges by related parties for client entertainment, office and secretarial services and other office expenses totaling approximately $67,000, $10,000 and $538,000 for the three months ended March 31, 2001 and 2000 and for the period from April 26, 1999 through March 31, 2001, respectively.


Note 7 - Other noncash transactions:

          As of December 31, 2000, accounts payable and accrued expenses included approximately $18,000 attributable to purchases of equipment. During the three months ended March 31, 2001, the Company entered into an agreement whereby it will pay for such purchases in installments through March 2004. Accordingly, the remaining liability has been reclassified and included in capital lease and other long-term obligations as of March 31, 2001. This noncash transaction is not reflected in the accompanying 2001 condensed consolidated statement of cash flows.





                                      * * *