Form 10QSB
period 2001-06-30
GLOBAL NETWORK INC
filed 2001-08-20
CIK 1093884

GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______ to ______

                        Commission file number: 000-27185

                              GLOBAL NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)

                     Nevada                                     88-0367123
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or             (IRS Employer
                       organization)                       Identification No.)

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

        Yes   [x]              No   [  ]
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,097,222



Transitional Small Business Disclosure Format (Check one):

        Yes   [  ]             No   [x]

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)



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

     Results of Operations

     Early in 2000 we determined that we needed to change the paradigm being used for selling our services. We had previously sold our product using two sales executives and a number independent sales representatives. We determined that we could reach our targeted audience (national advertisers) more efficiently and effectively by partnering with organizations which principally call on national advertisers who utilize newspapers as an advertising media.

     We entered into our first such relationship at the end of the first quarter with the Newspaper National Network ("NNN"). This relationship created the first "on-line off line" network whereby the NNN sales representatives can offer their customers a complimentary print and on-line campaign.

     During the second quarter we spent a significant amount of time and resources training the NNN salespeople about our system and participating in the development of Request for proposals' for new clients with them. At the end of the quarter we began running the first campaign for a major airline and expect to see greatly increased revenue from our NNN relationship beginning in the next quarter.

     We have focused in developing new relationships similar to that which we have with the NNN with other entities which service national newspaper advertisers. We expect to conclude a similar relationship with an organization which will complement our relationship with NNN in our next quarter.

Six months ended June 30, 2001 as compared to the six months ended June 30, 2000:

     Revenues

     Revenues for the six months ended June 30, 2001 were approximately $110,000 as compared to approximately $94,000 for the six months ended June 30, 2000, representing an increase of approximately $16,000 or 17%. All of these revenues were attributable to the sale of online banner advertising on newspaper websites.

     Cost of Revenues

     Cost of revenues which include the costs of purchasing advertising space on newspaper websites was approximately $60,000 for the six months ended June 30, 2001 as compared to approximately $76,000 for the six months ended June 30, 2000. As a result of the decrease in our cost of revenues of approximately $16,000, our gross profit for the six months ended June 30, 2001 was approximately $50,000 or 46% as compared with approximately $18,000 or 20% for the six months ended June 30, 2000.

     The improvement in gross profit was as a result of two factors. During the first six months of 2000 we were testing and refining our system and as a result offered substantial discounts to advertisers. Secondly, we were just establishing our relationship with the newspapers and were not receiving advertising discounts.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased from approximately $594,000 for the six months ended June 30, 2000 to approximately $1,688,000 for the six months ended June 30, 2001, representing an increase of approximately $1,094,000 or 184%. Of this $1,688,000, approximately $972,800 was related to non-cash charges consisting of $866,250 through the issuance of stock, $56,550 in depreciation and amortization, and $50,000 as a reserve for bad debts. The increase in such expenses is primarily attributable to the following:

     (i) The issuance of 275,000 shares of our common stock to members of our Board of Directors. During the six months ended June 30, 2001, we recognized a charge of approximately $361,000 representing the fair value of shares issued.

     (ii) The issuance of 250,000 shares of common stock having a fair value of $140,000 during the six months ended June 30, 2001 for investor and public relations services.

     (iii) The issuance of 550,000 shares of common stock having a fair value of approximately $346,000 during the six months ended June 30, 2001 for investment banking services.

     (iv) An increase in maintenance costs for our proprietary software of approximately $67,000 during the six months ended June 30, 2001, which includes approximately $20,000 representing the fair value of 15,000 shares of common stock issued in connection with such services.

     (v) An increase in depreciation and amortization expense of approximately $57,000. Our property, equipment and proprietary software were not put into service until the fourth quarter of 2000 and accordingly no depreciation or amortization were recorded for the comparable period ended June 30, 2000.

     (vi) An increase in professional fees of approximately $142,000 from approximately $40,000 during the six months ended June 30, 2000 to approximately $182,000 for the six months ended June 30, 2001. This increase is attributable to legal work performed by our attorneys in connection with contractual work and our arbitration against Messrs. Grant and Behrman, former officers and directors.

     These increases were offset in part by marginal decreases in other selling, general and administrative expenses as part of our efforts to better contain costs.

     Loss From Operations

     As a result of the above, our loss from operations increased from approximately $576,000 during the six months ended June 30, 2000 to approximately $1,638,000 during the six months ended June 30, 2001.

Three months ended June 30, 2001 as compared to the three months ended June 30, 2000:

     Revenues

     Revenues for the three months ended June 30, 2001 were approximately $45,000 as compared to approximately $79,000 for the three months ended June 30, 2000, representing a decrease of approximately $34,000 or 76%. All of these revenues were attributable to the sale of online banner advertising on newspaper websites.

     Revenues for the period were affected by our decision to change our selling strategy. During the quarter we focused our attention on training the NNN staff to sell our product. The first sale from this new relationship occurred at the end of the quarter.

     Cost of Revenues

     Cost of revenues, which include the costs of purchasing advertising space on newspaper websites, was approximately $32,000 for the three months ended June 30, 2001 as compared to approximately $66,000 for the three months ended June 30, 2000. As a result of the decrease in our cost of revenues of approximately $34,000, despite our decrease in sales, our gross profit for the three months ended June 30, 2001 and 2000 was approximately $13,000 or 29% for the three months ended June 30, 2001 as compared to 18% for the three months ended June 30, 2000.

     The improvement in gross profit was as a result of two factors. During the second quarter of 2000 we were testing and refining our system and as a result offered substantial discounts to advertisers. Secondly, we were just establishing our relationship with the newspapers and were not then receiving advertising discounts.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased from approximately $334,000 for the three months ended June 30, 2000 to approximately $905,000 for the three months ended June 30, 2001, representing an increase of approximately $571,000 or 171%. Of this $905,000, approximately $498,000 were non-cash charges consisting of $420,000 through the issuance of stock, $28,000, depreciation and amortization and $50,000 as a reserve for bad debt. The increase in such expenses is primarily attributable to the following:

     (i) The issuance of 250,000 shares of common stock having a fair value of $140,000 during the three months ended June 30, 2001 for investor and public relations services.

     (ii) The issuance of 500,000 shares of common stock having a fair value of approximately $280,000 during the three months ended June 30, 2001 for investment banking services.

     (iii) An increase in maintenance costs for our proprietary software of approximately $30,000 during the three months ended June 30, 2001.

     (iv) An increase in depreciation and amortization expense of approximately $28,000. Our property, equipment and proprietary software were not put into service until the fourth quarter of 2000 and accordingly no depreciation or amortization were recorded for the comparable period ended June 30, 2000.

     (v) An increase in professional fees of approximately $114,000 from approximately $26,000 during the three months ended June 30, 2000 to approximately $140,000 for the three months ended June 30, 2001. This increase is attributable to legal work performed by our attorneys in connection with contractual work and our arbitration against Messrs. Grant and Behrman, former officers and directors.

     These increases were offset by marginal decreases in other selling, general and administrative expenses as part of our efforts to better contain costs.

     Loss From Operations

     As a result of the above, our loss from operations increased from approximately $321,000 during the three months ended June 30, 2000 to approximately $892,000 during the three months ended June 30, 2001.

     Liquidity and Capital Resources

     As of June 30, 2001 we had a working capital deficiency of approximately $133,000, including cash and cash equivalents of approximately $8,000. Our working capital deficiency results primarily from an increase in accounts payable and accrued expenses in connection with professional fees as a result of legal disputes with former officers. The source of our cash and cash equivalents through June 30, 2001 arose primarily from private placements of our common stock.

     During the six months ended June 30, 2001 and 2000 and for the period from inception through June 30, 2001, we used approximately $528,000, $403,000 and $2,263,000 respectively, in our operating activities, primarily to fund our net losses.

     During the six months ended June 30, 2001 and 2000 and for the period from inception through June 30, 2001, we used approximately $4,000, $44,000 and $167,000 respectively in our investing activities for the purchases of equipment and our proprietary software.

     Through private placements and the exercise of warrants, we have raised approximately $176,000, $1,666,000 and $2,589,000 during the six months ended June 30, 2001 and 2000 and for the period from inception through June 30, 2001 respectively.

     During 2000, the Board of Directors authorized the repurchase of up to 100,000 shares of our outstanding common stock on the open market. During the six months ended June 30, 2001, we repurchased 36,500 shares at a cost of $38,211. No shares were repurchased during the six months ended June 30, 2000. During the period from inception through June 30, 2001, we repurchased a total of 51,000 shares for aggregate consideration of $55,811.

     On March 1, 2001, we entered into agreements with two of our former officers in conjunction with their resignation as directors of the Company. As of December 31, 2000, these former officers held a total of 3,870,000 shares of our common stock. Pursuant to the agreements, we redeemed a total of 400,000 shares of common stock from the former officers during the six months ended June 30, 2001 in exchange for the cancellation of receivables of $105,627 arising from noninterest bearing advances made to such individuals prior to December 31, 2000. The agreements also required us to repurchase an additional total of 3,270,000 shares of common stock from the former officers at the rate of 300,000 shares per month at a purchase price of $.10 per share, including 900,000 shares that were originally scheduled to be repurchased during the period ending June 30, 2001. However, because the Company believed that such individuals had breached their obligations under the agreements, after repurchasing 450,000 shares for $45,000, we discontinued such repurchases and filed a Demand for Arbitration with the American Arbitration Association on June 8, 2001.

     During the period from July 1, 2001 through August 14, 2001, we received proceeds of $392,487, net of related costs and expenses of $69,263 from the sale of 2,052,222 shares of common stock that were made through a private placement exempt from registration.

     We may require additional capital during the remainder of 2001 to continue to implement our business strategy. Such additional capital may be raised through public or private financings, as well as through borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to our stockholders. No assurance can be given, however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements to implement our business strategy. If we are unable to access the capital markets or obtain acceptable financing, the results of operations and financial conditions could be materially and adversely affected. If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to our technology. While we have begun to receive commercial revenues, there can be no assurances that revenue growth will continue or be able to provide adequate cash to sustain our operations.

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

                                    Part II
                                Other Information

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities

     We sold an aggregate of 766,750 shares of our common stock to accredited investors. This total includes 466,750 shares at $.25, 250,000 shares at $.20 per share and 50,000 shares at $.22, which provided us with total gross proceeds of $177,688. The issuance of these securities was exempt from registration pursuant to section 4(2) and Regulation D of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          None.

     (b)  Reports on Form 8-K

          We filed a report on Form 8-K on June 13, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2001
                                   Global Network, Inc.

                                   /s/ James C. Mason
                                   ____________________________________________
                                   James C. Mason, CEO, President,
                                   Treasurer and Director (Principal Executive,
                                   Financial and Accounting Officer)

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)



                                    I N D E X


                                                                           PAGE

CONDENSED CONSOLIDATED BALANCE SHEET
     JUNE 30, 2001 (Unaudited)                                             F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000 AND
     PERIOD FROM APRIL 26, 1999 (DATE OF INCEPTION) THROUGH
     JUNE 30, 2001 (Unaudited)                                             F-3

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
     SIX MONTHS ENDED JUNE 30, 2001 AND PERIOD FROM
     APRIL 26, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2001
     (Unaudited)                                                           F-4/5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND PERIOD FROM
     APRIL 26, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2001
     (Unaudited)                                                            F-6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                      F-7/11




                                      * * *

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                            JUNE 30, 2001 (Unaudited)


                                     ASSETS
Current assets:
     Cash and cash equivalents                                              $       8,103
     Accounts receivable, net of allowance for doubtful accounts                  155,126
     Advances to officers                                                          41,060
                                                                            -------------
              Total current assets                                                204,289

Computer equipment, net of accumulated depreciation of $20,984                    120,391
Capitalized software development costs, net of accumulated
     amortization of $63,618                                                      358,496
Other assets                                                                       12,023
                                                                            -------------

              Total                                                         $     695,199
                                                                            =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                  $     296,880
     Current portion of capital lease and other long-term obligations              20,318
     Other current liabilities                                                     20,564
                                                                            -------------
              Total current liabilities                                           337,762

Capital lease and other long-term obligations, net of current portion              54,593
                                                                            -------------
              Total liabilities                                                   392,355
                                                                            -------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value; 5,000,000 shares authorized;
         none issued                                                            -
     Common stock, $.001 par value; 50,000,000 shares authorized;
         14,045,000 shares issued                                                  14,045
     Additional paid-in capital                                                 5,592,418
     Treasury stock - 901,000 shares, at cost                                    (206,508)
     Deficit accumulated in the development stage                              (5,097,111)
                                                                            -------------
              Total stockholders' equity                                          302,844
                                                                            -------------

              Total                                                         $     695,199
                                                                            =============


See Notes to Condensed Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000 AND PERIOD FROM
            APRIL 26, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2001
                                   (Unaudited)



                                                Six Months Ended                     Three Months Ended
                                                     June 30,                              June  30,                Cumulative
                                       -----------------------------------     --------------------------------        from
                                            2001                 2000               2001              2000           Inception
                                       --------------       --------------     --------------    --------------    -------------
Revenues                               $      110,363       $       94,431     $       45,000    $       79,431    $     394,474

Cost of revenues                               59,655               75,879             32,067            65,879          249,513
                                       --------------       --------------     --------------    --------------    -------------

Gross profit                                   50,708               18,552             12,933            13,552          144,961

Selling, general and admini-
     strative expenses                      1,688,944              594,416            904,776           334,156        5,282,709
                                         ------------        -------------      -------------    --------------    -------------

Loss from operations                       (1,638,236)            (575,864)          (891,843)         (320,604)      (5,137,748)
                                         ------------        -------------      -------------    --------------    -------------

Other income (expense):
     Interest income                            5,753               25,457                956            18,752           55,758
     Interest expense                          (8,996)                                 (5,023)                           (15,121)
                                      ---------------       --------------      -------------    --------------    -------------
         Totals                                (3,243)              25,457             (4,067)           18,752           40,637
                                      ---------------       --------------      -------------    --------------    -------------

Net loss                              $    (1,641,479)      $     (550,407)     $    (895,910)   $     (301,852)   $  (5,097,111)
                                      ===============       ==============      =============    ==============    =============

Basic net loss per common
     share                                      $(.13)               $(.05)             $(.07)            $(.03)
                                                =====                =====              =====             =====

Basic weighted average
     common shares out-
     standing                              12,447,892           10,936,538         12,704,330        10,979,000
                                           ==========           ==========         ==========        ==========










See Notes to Condensed Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          SIX MONTHS ENDED JUNE 30, 2001 AND PERIOD FROM APRIL 26, 1999
                    (DATE OF INCEPTION) THROUGH JUNE 30, 2001
                                   (Unaudited)




                                                                                 Stock      Additional
                                                           Common Stock      Subscription    Paid-in        Treasury Stock
                                                        Shares       Amount   Receivable     Capital      Shares       Amount
                                                      ----------    -------  ------------  -----------  ----------    -------

Initial issuance of shares on April 26, 1999
   (as retroactively adjusted to reflect shares
   effectively issued prior to reverse acquisition
   on August 5, 1999 and the effects of certain
   agreements on September 9, 1999)                    9,000,000    $   100     $(100)
Effects of reverse acquisition                         1,576,000     10,476       100      $   (45,576)
Sale of units of shares of common stock
   and warrants through private placement                100,000        100                    199,900
Exercise of warrants                                     100,000        100                    199,900
Effects of issuance of common stock in
   exchange for services                                  35,000         35                      8,090
Effects of issuance of stock options in
   exchange for services                                                                        76,050
Net loss
                                                      ----------    -------     ------     -----------
Balance, December 31, 1999                            10,811,000     10,811        -           438,364
Sale of shares of common stock through private
   placements, net of expenses of $145,250             1,552,250      1,552                  2,011,198
Cancellation of shares of common stock                (1,175,000)    (1,175)                     1,175
Effects of issuance of common stock in
   exchange for services                               1,000,000      1,000                  1,705,250
Effects of issuance of stock options in
   exchange for services                                                                       396,000
Purchase of treasury stock for cash                                                                        14,500     $(17,670)
Net loss
                                                      ----------    -------     ------     -----------     ------     ---------
Balance, December 31, 2000                            12,188,250    $12,188     $  -         4,551,987     14,500      (17,670)

Sale of shares of common stock through private
   placements                                            766,750    $   767                $   175,271

Purchases of treasury stock for cash                                                                       486,500    $ (83,211)

Purchases of treasury stock through cancellation
   of advances receivable from former officers                                                             400,000     (105,627)

Effects of issuance of common stock in
   exchange for services                               1,090,000      1,090                    865,160

Net loss
                                                      ----------    -------     ------     -----------     -------    ---------

Balance, June 30, 2001                                14,045,000    $14,045     $  -       $ 5,592,418     901,000    $(206,508)
                                                      ==========    =======     ======     ===========     =======    =========



                                                          Deficit
                                                        Accumulated
                                                           in the
                                                        Development
                                                           Stage               Total
                                                      ------------      -------------

Initial issuance of shares on April 26, 1999
   (as retroactively adjusted to reflect shares
   effectively issued prior to reverse acquisition
   on August 5, 1999 and the effects of certain
   agreements on September 9, 1999)
Effects of reverse acquisition                                          $     (35,000)
Sale of units of shares of common stock
   and warrants through private placement                                     200,000
Exercise of warrants                                                          200,000
Effects of issuance of common stock in
   exchange for services                                                        8,125
Effects of issuance of stock options in
   exchange for services                                                       76,050
Net loss                                              $   (357,722)          (357,722)
                                                      ------------      -------------
Balance, December 31, 1999                                (357,722)            91,453
Sale of shares of common stock through private
   placements, net of expenses of $145,250                                  2,012,750
Cancellation of shares of common stock
Effects of issuance of common stock in
   exchange for services                                                    1,706,250
Effects of issuance of stock options in
   exchange for services                                                      396,000
Purchase of treasury stock for cash                                           (17,670)
Net loss                                                (3,097,910)        (3,097,910)
                                                      ------------         -----------
Balance, December 31, 2000                              (3,455,632)         1,090,873

Sale of shares of common stock through private
   placements                                                              $  176,038

Purchases of treasury stock for cash                                          (83,211)

Purchases of treasury stock through cancellation
   of advances receivable from former officers                               (105,627)

Effects of issuance of common stock in
   exchange for services                                                      866,250

Net loss                                              $(1,641,479)         (1,641,479)
                                                      ------------         -----------

Balance, June 30, 2001                                $(5,097,111)         $  302,844
                                                      ============         ===========






See Notes to Condensed Consolidated Financial Statements.


                                     F-4/5

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND PERIOD FROM
            APRIL 26, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2001
                                   (Unaudited)


                                                                               Six              Six
                                                                              Months           Months
                                                                              Ended             Ended           Cumulative
                                                                             June 30,          June 30,            from
                                                                              2001               2000           Inception
                                                                           -----------        ----------       ------------
Operating activities:
     Net loss                                                              $(1,641,479)       $ (550,407)      $(5,097,111)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Provision for doubtful accounts                                        50,000                              70,000
         Depreciation                                                           14,138                              20,984
         Amortization of capitalized software
              development costs                                                 42,412                              63,618
         Costs of services paid through issuance of
              common stock and stock options                                   866,250            72,000         2,728,675
         Changes in operating assets and liabilities:
              Accounts receivable                                              (37,783)          (38,443)         (225,126)
              Advances to (repayments by) officers and
                  former officers, net                                          23,767            18,598          (146,687)
              Other current assets                                              20,700           (18,000)
              Other assets                                                      (4,186)          (11,852)          (12,023)
              Accounts payable and accrued expenses                            138,928            97,677           314,460
              Other current liabilities                                                                             20,564
                                                                           -----------        ----------       ------------
                     Net cash used in operating activities                    (527,253)         (430,427)       (2,262,646)
                                                                           -----------        ----------       ------------

Investing activities:
     Purchase of computer equipment                                             (4,461)                            (69,010)
     Payments for capitalized software development
         costs                                                                                   (43,699)          (98,114)
                                                                           -----------        ----------       ------------
                     Net cash used in investing activities                      (4,461)          (43,699)         (167,124)
                                                                           -----------        ----------       ------------

Financing activities:
     Payment of capital lease and other long-term obligations                   (7,955)                            (15,034)
     Proceeds from sale of common stock and warrants                           176,038         1,666,250         2,388,788
     Proceeds from exercise of warrants                                                                            200,000
     Payments of costs in connection with reverse
         acquisition                                                                                               (35,000)
     Purchases of treasury stock                                               (83,211)                           (100,881)
                                                                           -----------        ----------       ------------
                     Net cash provided by financing activities                  84,872         1,666,250         2,437,873
                                                                           -----------        ----------       ------------

Net increase (decrease) in cash and cash equivalents                          (446,842)        1,192,124             8,103

Cash and cash equivalents, beginning of period                                 454,945            14,307           -
                                                                           -----------        ----------       ------------

Cash and cash equivalents, end of period                                   $     8,103        $1,206,431       $     8,103
                                                                           ===========        ==========       ============


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

                Global Network, Inc. ("Global New York") was originally incorporated on April 26, 1999 in New York to develop business operations comprised of packaging and selling online banner advertising on newspaper web sites to national advertisers. It has developed a proprietary software system that allows national advertisers and their ad agencies to place ads on multiple newspaper web sites at one time and to target a specific demographic by having the advertisement posted in the section of the newspaper that they choose. During the period from its inception on April 26, 1999 through June 30, 2001, Global New York did not generate any significant revenues and, accordingly, it was in the development stage at the time of the exchange of shares described below and as of June 30, 2001.

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

                In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 2001, its results of operations for the six and three months ended June 30, 2001 and 2000, its changes in stockholders' equity for the six months ended June 30, 2001, its cash flows for the six months ended June 30, 2001 and 2000 and the related cumulative amounts for the period from April 26, 1999 (date of inception) to June 30, 2001. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2000 and for the period from April 26, 1999 (date of inception) to December 31, 2000 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended December 31, 2000 that was previously filed with the SEC.

                For additional information related to the Exchange and the basis of presentation of the Company's consolidated financial statements, see Notes 1 and 6 of the notes to the consolidated financial statements in the Form 10-KSB.

                The results of the Company's operations for the six and three months ended June 30, 2001 are not necessarily indicative of the results of operations for the full year ending December 31, 2001.


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

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 2 - Net earnings (loss) per common share (concluded):
                Since the Company had a loss for the six and three months ended June 30, 2001 and 2000, the assumed effect of the exercise of options and warrants outstanding at June 30, 2001 and 2000 would have been anti-dilutive and, therefore, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations for those periods.


Note 3 - Advances to officers and former officers:
                Advances to officers of $41,060 as of June 30, 2001 were due on demand. All advances to officers and former officers (see Note 5 herein) during the period from April 26, 1999 through June 30, 2001 were noninterest bearing.


Note 4 - Income taxes:
                As of June 30, 2001, the Company had net operating loss carryforwards of approximately $4,875,000 available to reduce future Federal and state taxable income which, if not used, will expire at various dates through 2021. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $1,950,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of June 30, 2001.

                The Company had also offset the potential benefits from net operating loss carryforwards by an equivalent valuation allowance during the period from April 26, 1999 through December 31, 2000. As a result of the increases in the valuation allowance of $810,000 and $334,000 during the six and three months ended June 30, 2001, respectively, $216,000 and $103,000 during the six and three months ended June 30, 2000, respectively, and $1,950,000 for the period from April 26, 1999 through June 30, 2001, the Company did not recognize any credits for income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax losses in any of those periods.


Note 5 - Stockholders' equity:
         Preferred stock authorized:
                    The Company's Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series, with terms and preferences to be determined by the Company's Board of Directors. No shares of preferred stock had been issued as of June 30, 2001.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 5 - Stockholders' equity (continued):
         Issuances of common stock:
                    During the six months ended June 30, 2001, the Company received proceeds of $176,038, net of expenses of $1,650, from the sale and issuance of 766,750 shares of common stock through private placements intended to be exempt from registration under the Securities Act of 1933 (the "Act"). The total included 466,750 shares sold at $.25 per share, 250,000 shares sold at $.20 per share and 50,000 shares sold at $.22 per share.

                    During the six months ended June 30, 2001, the Company issued a total of 1,090,000 shares of common stock which had an aggregate fair value of $866,250 in exchange for services. The total included 340,000 shares issued with a fair value of $1.3125 per share and 750,000 shares issued with a fair value of $.56 per share. The issuances of those shares for services were noncash transactions that are not reflected in the accompanying 2001 condensed consolidated statement of cash flows.

                Repurchases of common stock:
                    During the six months ended June 30, 2001, the Company repurchased a total of 886,500 shares of its outstanding common stock for the treasury at an aggregate cost of $188,838 as follows:

                    o On March 1, 2001, the Company entered into agreements with two of its former officers in conjunction with their resignation as directors of the Company. As of December 31, 2000, these former officers held a total of 3,870,000 shares of the Company's common stock. Pursuant to the agreements, the Company effectively repurchased a total of 400,000 shares of common stock from the former officers during the six months ended June 30, 2001 in exchange for the cancellation of receivables of $105,627 (effectively, $.26 per share) that arose from noninterest bearing advances made to them prior to December 31, 2000 (see Note 3 of the notes to the consolidated financial statements in the Form 10-KSB). The repurchases of those shares in exchange for the cancellation of receivables were noncash transactions that are not reflected in the accompanying 2001 condensed consolidated statement of cash flows. The agreements also required the Company to repurchase an additional total of 3,270,000 shares of common stock from the former officers at the rate of 300,000 shares per month at a purchase price of $.10 per share, including 900,000 shares that were originally scheduled to be repurchased during the period ending June 30, 2001. However, management of the Company believes that the former officers breached their respective obligations under the agreements and, after repurchasing 450,000 shares for $45,000, the Company stopped such repurchases and filed a Demand for Arbitration with the American Arbitration Association during the six months ended June 30, 2001. Management cannot determine whether the resolution of the uncertainties arising from this matter will have any affect on the Company's consolidated financial statements in future periods.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 5 - Stockholders' equity (concluded):
                Repurchases of common stock (concluded):

                    o During 2000, the Board of Directors authorized the repurchase by the Company of up to 100,000 shares of its outstanding common stock on the open market. During the six months ended June 30, 2001, the Company repurchased 36,500 shares at a cost of $38,211 or an average of $1.05 per share. As of June 30, 2001, the Company had repurchased a total of 51,000 shares pursuant to the authorization by the Board of Directors.


Note 6 - Other related party transactions:
                Selling, general and administrative expenses include charges by related parties for client entertainment, office and secretarial services and other office expenses totaling approximately $122,000 and $55,000 for the six and three months ended June 30, 2001, respectively, $73,000 and $63,000 for the six and three months ended June 30, 2000, respectively, and $593,000 for the period from April 26, 1999 through June 30, 2001.


Note 7 - Other noncash transaction:
                As of December 31, 2000, accounts payable and accrued expenses included approximately $18,000 attributable to purchases of equipment. During the six months ended June 30, 2001, the Company entered into an agreement whereby it will pay for such purchases in installments through March 2004. Accordingly, the remaining liability has been reclassified and included in capital lease and other long-term obligations as of June 30, 2001. This noncash transaction is not reflected in the accompanying 2001 condensed consolidated statement of cash flows.


Note 8 - Subsequent event:
                During the period from July 1, 2001 through August 14, 2001, the Company received proceeds of $392,487, net of related costs and expenses of $69,263 from the sale of 2,052,222 shares of common stock that were made through a private placement exempt from registration under the Act.



                                      * * *