Form 10QSB
period 2001-09-30
GLOBAL NETWORK INC
filed 2001-11-19
CIK 1093884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2001

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

        Yes   [x]              No   [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,359,905



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

     Results of Operations

Early in 2000 we determined that we needed to change the paradigm being used for selling our services. We had previously sold our product using two sales executives and a number independent sales representatives. We determined that we could reach our targeted audience (national advertisers) more efficiently and effectively by partnering with organizations that principally call on national advertisers who utilize newspapers as an advertising media.

We entered into our first such relationship at the end of the first quarter of 2001 with the Newspaper National Network ("NNN"). This relationship created the first "on-line off line" network whereby the NNN sales representatives can offer their customers a complimentary print and on-line campaign.

During the third quarter of 2001, we entered into an agreement with Vertis Inc., ("Vertis"), a leader in integrated advertising and marketing solutions. Together with Vertis, we have combined forces in an effort to place advertising for major national and regional retailers onto our on-line newspaper network. The agreement with Vertis, together with the previous alliance forged with NNN, gives us access and a strategic relationship with a substantial number of advertising contacts. As a result of our alliances with Vertis and NNN, we are now the online component to major print sales organizations.

Nine months ended September 30, 2001 as compared to the nine months ended September 30, 2001:

Revenues

     Revenues for the nine months ended September 30, 2001 were $144,786 as compared with $163,717 for the nine months ended September 30, 2000, representing a decrease of $18,931 or 11.6%. The decreased revenues were attributable to the general slowdown in economic activity, particularly in the month of September. Both newsprint and Internet advertising experienced a significant decline in 2001. Internet companies, the largest advertisers on the Internet, suffered from falling valuations and earnings. Revenues for the period were also affected by our decision to change our selling strategy. We have transformed from a direct sales organization to relying on strategic partnerships to complete our sales.

     Cost of Revenues

     Cost of revenues, which includes the costs of purchasing advertising space on newspaper websites, as of the nine months ended September 30, 2001 was $69,977 as compared with $125,275 for the nine months ended September 30, 2000. As a result of the decrease in our cost of revenues of $55,298 or 44%, our gross profits for the nine months ended September 30, 2001 were $74,809 as compared with $38,442 for the nine months ended September 30, 2000. The decreased cost of revenues was attributable to the implementation of the Client Alternative Pricing Plan (SM) ("CAPP plan") under which newspapers provided us with inventory and shared in the revenue rather than us having to purchase the advertising space.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the nine months ended September 30, 2001 were $2,116,681 as compared with $1,100,348 for the nine months ended September 30, 2000, representing an increase of $1,016,333 or 92%. The increase in such expenses is primarily attributable to the following, most of which occurred during the second quarter:

     (i) The issuance of 275,000 shares of our common stock to members of our Board of Directors. During the nine months ended September 30, 2001, we recognized a charge of approximately $361,000 representing the fair value of the shares issued.

     (ii) The issuance of 250,000 shares of our common stock having a fair value of $140,000 during the nine months ended September 30, 2001 for investor and public relations services.

     (iii) The issuance of 550,000 shares of common stock having a fair value of approximately $346,000 during the nine months ended September 30, 2001 for investment banking services.

     (iv) An increase in maintenance costs for our proprietary software of approximately $190,000 during the nine months ended September 30, 2001, which includes approximately $20,000 representing the fair value of 15,000 shares of common stock issued in connection with such services.

     (v) An increase in depreciation and amortization expense of approximately $85,000. Our property, equipment and proprietary software were not put into service until the fourth quarter of 2000 and accordingly no depreciation or amortization were recorded for the comparable period ended September 30, 2000.

     (vi) An increase in professional fees of approximately $243,000 from approximately $43,000 during the nine months ended September 30, 2000 to approximately $286,000 for the nine months ended September 30, 2001. This increase is attributable to legal work performed by our attorneys in connection with contractual work and our arbitration against Messrs. Grant and Behrman, former officers and directors.

     These increases were offset in part by marginal decreases in other selling, general and administrative expenses as part of our efforts to contain costs.

     Loss From Operations.

     Loss from operations as of the nine months ended September 30, 2001 was $2,041,872 as compared with $1,061,906 for the nine months ended September 30, 2000. The increased loss from operations was primarily attributable to the increase in selling, general and administrative expenses and resulted in large part from non-cash charges associated with the issuance of common stock in exchange for services.

     Net Loss.

     Net loss was $2,048,174 for the nine months ended September 30, 2001 as compared with $1,022,765 for the nine months ended September 30, 2000.

Three months ended September 30, 2001 as compared to the three months ended September 30, 2000:

     Revenues

     Revenues for the three months ended September 30, 2001 were $34,423 as compared with $69,286 for the three months ended September 30, 2000, representing a decrease of $34,863 or 50%. The decreased revenues were attributable to the general slowdown in economic activity, particularly in the month of September. Both newsprint and Internet advertising experienced a significant decline in 2001. Internet companies, the largest advertisers on the Internet, suffered from falling valuations and earnings. Revenues for the period were also affected by our decision to change our selling strategy. During this quarter, we focused our attention on our strategic relationship with Vertis.

     Cost of Revenues

     Cost of revenues, which includes the costs of purchasing advertising space on newspaper websites, for the three months ended September 30, 2001 were $10,322 as compared with $49,396 for the three months ended September 30, 2000. As a result of the decrease in our cost of revenues of $39,074 or 79%, our gross profit for the three months ended September 30, 2001 was $24,101 as compared with $19,890 for the three months ended September 30, 2000. The decreased cost was attributable to the implementation of the CAPP plan under which newspapers provided us with inventory and shared in the revenue rather than us having to purchase the advertising space.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three months ended September 30, 2001 were $427,737 as compared with $505,932 for the three months ended September 30, 2000, representing a decrease of $78,195 or 15%. The decrease in such expenses is primarily attributable to management's efforts to contain selling, general and administrative costs offset by an increase in legal fees as a result of the now settled arbitration with Messrs. Grant and Behrman.

     Loss From Operations

     Loss from operations for the three months ended September 30, 2001 was $403,636 as compared with $486,042 for the three months ended September 30, 2000. The decreased loss from operations was attributable to better cost containment and elimination of in-house sales staff.

     Net Loss

     Net loss was $406,695 for the three months ended September 30, 2001 as compared with $472,358 for the three months ended September 30, 2000.

     Liquidity and Capital Resources

     As of September 30, 2001 we had a working capital deficiency of approximately $111,000. Current assets include cash and cash equivalents of approximately $71,000. Our working capital deficiency results primarily from an increase in accounts payable and accrued expenses in connection with professional fees as a result of legal disputes with former directors and officers. The source of our cash and cash equivalents through September 30, 2001 arose primarily from private placements of our common stock.

     As of September 30, 2001 and 2000 and for the period from inception through September 30, 2001, we used approximately $867,000, $814,000 and $2,603,000 respectively, in our operating activities, primarily to fund our net losses.

     As of September 30, 2001 and 2000 and for the period from inception through September 30, 2001, we used approximately $4,000, $111,000 and $167,000 respectively in our investing activities for the purchases of equipment and our proprietary software.

     Through our financing activities, primarily consisting of private placements and the exercise of warrants, we have raised net proceeds of approximately $488,000, $1,903,000 and $2,841,000 as of September 30, 2001 and
2000 and for the period from inception through September 30, 2001 respectively.

     During the year ended December 31, 2000 and the nine months ended September 30, 2001, the Board of Directors authorized the repurchase of up to 200,000 shares of our common stock on the open market. During the nine months ended September 30, 2001, we repurchased 99,500 shares on the open market at a cost of $85,633. As of September 30, 2001, we repurchased a total of 114,000 shares pursuant to the authorization by the Board of Directors. During the period from October 1, 2001 through November 14, 2001, we repurchased an additional 21,000 shares of our common stock on the open market for the aggregate consideration of approximately $12,600.

     On March 1, 2001, we entered into agreements with two of our former officers in conjunction with their resignation as directors of our company. Pursuant to this agreement, we would purchase, in monthly installments, an aggregate of 3,270,000 shares of our common stock, and would redeem, as of March 1, 2001, 400,000 shares of our common stock in exchange for cancellation of receivables owed by them to us. Under the terms of the agreements, the former officers were each be entitled to retain 100,000 shares of our common stock. After we had repurchased or redeemed 350,000 shares from one of the former officers and 500,000 shares from the other former officer, various disputes arose between us and the former officers regarding the agreements that led to litigation in federal court and before the American Arbitration Association. On August 23, 2001, we entered into a global settlement agreement, including mutual releases of all claims held by the parties, with each of the former officers pursuant to which we repurchased 2,820,000 shares held by them for an aggregate purchase price of $122,700 and the former officers surrendered the remaining shares to us.

     During the nine month period ended September 30, 2001, we received proceeds of $753,437, net of expenses of $94,838, from the sale and issuance of 4,465,972 shares of common stock through private placements exempt from registration under the Securities Act of 1933.

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

     o our ability to retain the services of our key management, and to attract new members of the management team;

     o our ability to effect and retain appropriate patent, copyright and trademark protection of our products; and

     o our ability to achieve adequate levels of revenue to recover our investment in capitalized software development costs.

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

                                    Part II
                                Other Information

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities


     During the three months ended September 30, 2001, we sold 3,032,222 shares of common stock sold at $.225 per share and issued 677,000 shares of common stock for services rendered to the company in connection with private placements. Subsequent to September 30, 2001, we sold an additional 1,277,600 shares at $.10 per share pursuant to private placements.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          None.

     (b)  Reports on Form 8-K

          Form 8-K filed on August 28, 2001.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


November 19, 2001

                                    Global Network, Inc.

                                    /s/ James C. Mason
                                    ___________________________________________
                                    James C. Mason, CEO, President,
                                    Treasurer and Director (Principal Executive,
                                    Financial and Accounting Officer)

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)




                                    I N D E X


                                                                           PAGE

CONDENSED CONSOLIDATED BALANCE SHEET
     SEPTEMBER 30, 2001 (Unaudited)                                        F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND
     PERIOD FROM APRIL 26, 1999 (DATE OF INCEPTION) THROUGH
     SEPTEMBER 30, 2001 (Unaudited)                                        F-3

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
     NINE MONTHS ENDED SEPTEMBER 30, 2001 AND PERIOD FROM
     APRIL 26, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2001
     (Unaudited)                                                          F-4/5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND PERIOD FROM
     APRIL 26, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2001
     (Unaudited)                                                           F-6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                     F-7/11



                                      * * *

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 2001 (Unaudited)


                                     ASSETS

Current assets:
     Cash and cash equivalents                                                 $    70,694
     Accounts receivable, net of allowance for doubtful accounts                   122,550
     Advances to officers                                                           58,196
                                                                               -----------
              Total current assets                                                 251,440

Computer equipment, net of accumulated depreciation of $28,052                     113,323
Capitalized software development costs, net of accumulated
     amortization of $84,823                                                       337,291
Other assets                                                                        12,023
                                                                               -----------

              Total                                                            $   714,077
                                                                               ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                     $   319,742
     Current portion of capital lease and other long-term obligations               21,776
     Other current liabilities                                                      20,564
                                                                               -----------
              Total current liabilities                                            362,082

Capital lease and other long-term obligations, net of current portion               48,569
                                                                               -----------
              Total liabilities                                                    410,651
                                                                               -----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value; 5,000,000 shares authorized;
         none issued                                                                  -
     Common stock, $.001 par value; 50,000,000 shares authorized;
         17,744,222 shares issued                                                   17,744
     Additional paid-in capital                                                  6,166,118
     Treasury stock - 3,784,000 shares, at cost                                   (376,630)
     Deficit accumulated in the development stage                               (5,503,806)
                                                                               -----------
              Total stockholders' equity                                           303,426
                                                                               -----------

              Total                                                            $   714,077
                                                                               ===========



           See Notes to Condensed Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND PERIOD FROM APRIL 26, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2001
                                   (Unaudited)




                                               Nine Months Ended                 Three Months Ended
                                                 September 30,                       September 30,             Cumulative
                                       --------------------------------     -----------------------------         from
                                             2001              2000             2001              2000         Inception
                                       ---------------    -------------     ------------      ------------    -------------
Revenues                                 $    144,786     $     163,717      $    34,423       $    69,286     $    428,897

Cost of revenues                               69,977           125,275           10,322            49,396          259,835
                                       --------------     -------------     ------------       -----------    -------------

Gross profit                                   74,809            38,442           24,101            19,890          169,062

Selling, general and admini-
     strative expenses                      2,116,681         1,100,348          427,737           505,932        5,710,446
                                       --------------     -------------     ------------       -----------    -------------

Loss from operations                       (2,041,872)       (1,061,906)        (403,636)         (486,042)      (5,541,384)
                                       --------------     -------------     ------------       -----------    -------------

Other income (expense):
     Interest income                            7,000            39,141            1,247            13,684           57,005
     Interest expense                         (13,302)                            (4,306)                           (19,427)
                                       --------------     -------------     ------------       -----------    -------------
         Totals                                (6,302)           39,141           (3,059)           13,684           37,578
                                       --------------     -------------     ------------       -----------    -------------

Net loss                                  $(2,048,174)      $(1,022,765)       $(406,695)        $(472,358)     $(5,503,806)
                                       ==============     =============     ============       ===========    =============

Basic net loss per common
     share                                      $(.16)            $(.09)           $(.03)            $(.04)
                                                =====             =====            =====             =====

Basic weighted average
     common shares out-
     standing                              12,837,146        10,956,262       13,602,961        10,994,860
                                           ==========        ==========       ==========        ==========





See Notes to Condensed Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       NINE MONTHS ENDED SEPTEMBER 30, 2001 AND PERIOD FROM APRIL 26, 1999
                 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2001
                                   (Unaudited)




                                                               Common Stock          Stock      Additional         Treasury Stock
                                                          ---------------------   Subscription   Paid-In        -------------------
                                                            Shares      Amount     Receivable    Capital        Shares      Amount
                                                          ----------    -------    ----------   ----------      ------    ---------
Initial issuance of shares on April 26, 1999
  (as retroactively adjusted to reflect shares
  effectively issued prior to reverse acquisition
  on August 5, 1999 and the effects of certain
  agreements on September 9, 1999)                         9,000,000    $   100     $(100)

Effects of reverse acquisition                             1,576,000     10,476       100       $  (45,576)

Sale of units of shares of common stock
   and warrants through private placement                    100,000        100                    199,900

Exercise of warrants                                         100,000        100                    199,900

Effects of issuance of common stock in
   exchange for services                                      35,000         35                      8,090

Effects of issuance of stock options in
   exchange for services                                                                            76,050

Net loss
                                                          ----------    -------     ------      -------------
Balance, December 31, 1999                                10,811,000     10,811       -            438,364

Sale of shares of common stock through private
   placements, net of expenses of $145,250                 1,552,250      1,552                  2,011,198

Cancellation of shares of common stock                    (1,175,000)    (1,175)                     1,175

Effects of issuance of common stock in
   exchange for services                                   1,000,000      1,000                  1,705,250

Effects of issuance of stock options in
   exchange for services                                                                           396,000

Purchase of treasury stock for cash                                                                             14,500    $(17,670)

Net loss
                                                          ----------    -------     ------      ----------      ------    ---------
Balance, December 31, 2000                                12,188,250     12,188       -          4,551,987      14,500     (17,670)



                                                             Deficit
                                                           Accumulated
                                                             in the
                                                           Development
                                                              Stage           Total
                                                           ------------    -----------

Initial issuance of shares on April 26, 1999
  (as retroactively adjusted to reflect shares effectively issued prior to reverse acquisition on August 5, 1999 and the effects of certain agreements on September 9, 1999)

Effects of reverse acquisition                                             $  (35,000)

Sale of units of shares of common stock
   and warrants through private placement                                     200,000

Exercise of warrants                                                          200,000

Effects of issuance of common stock in
   exchange for services                                                        8,125

Effects of issuance of stock options in
   exchange for services                                                       76,050

Net loss                                                   $  (357,722)      (357,722)
                                                           ------------    -----------
Balance, December 31, 1999                                    (357,722)        91,453

Sale of shares of common stock through private
   placements, net of expenses of $145,250                                  2,012,750

Cancellation of shares of common stock

Effects of issuance of common stock in
   exchange for services                                                    1,706,250

Effects of issuance of stock options in
   exchange for services                                                      396,000

Purchase of treasury stock for cash                                           (17,670)

Net loss                                                    (3,097,910)    (3,097,910)
                                                           ------------    -----------
Balance, December 31, 2000                                  (3,455,632)     1,090,873

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       NINE MONTHS ENDED SEPTEMBER 30, 2001 AND PERIOD FROM APRIL 26, 1999
                 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2001
                                   (Unaudited)

                                                               Common Stock          Stock      Additional         Treasury Stock
                                                          ---------------------   Subscription   Paid-In      ---------------------
                                                            Shares      Amount     Receivable    Capital        Shares      Amount
                                                          ----------    -------    ----------   ----------    ---------   ---------
Sale of shares of common stock through private
   placements, net of expenses of $94,838                  4,465,972    $ 4,466                 $  748,971

Purchases of treasury stock for cash                                                                          3,369,500   $(253,333)

Purchases of treasury stock through cancellation
   of advances receivable from former officers                                                                  400,000    (105,627)

Effects of issuance of common stock in
   exchange for services                                   1,090,000     1,090                     865,160

Net loss
                                                          ----------    -------    ----------   ----------    ---------   ---------

Balance, September 30, 2001                               17,744,222    $17,744     $    -      $6,166,118    3,784,000   $(376,630)
                                                          ==========    =======    ==========   ==========    =========   =========


                                                            Deficit
                                                          Accumulated
                                                             in the
                                                          Development
                                                             Stage                 Total
                                                          -----------          ------------

Sale of shares of common stock through private
   placements, net of expenses of $94,838                                     $   753,437

Purchases of treasury stock for cash                                             (253,333)

Purchases of treasury stock through cancellation
   of advances receivable from former officers                                   (105,627)

Effects of issuance of common stock in
   exchange for services                                                          866,250

Net loss                                                   $(2,048,174)        (2,048,174)
                                                           -----------        ------------
Balance, September 30, 2001                                $(5,503,806)       $   303,426
                                                           ===========        ===========






See Notes to Condensed Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND PERIOD FROM APRIL 26, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2001
                                   (Unaudited)


                                                                               Nine             Nine
                                                                              Months           Months
                                                                              Ended             Ended            Cumulative
                                                                            September         September             from
                                                                             30, 2001          30, 2000          Inception
                                                                          -------------     -------------     --------------
Operating activities:
     Net loss                                                              $(2,048,174)      $(1,022,765)      $(5,503,806)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Provision for doubtful accounts                                       117,000                             137,000
         Depreciation                                                           21,206                              28,052
         Amortization of capitalized software
              development costs                                                 63,617                              84,823
         Costs of services paid through issuance of
              common stock and stock options                                   866,250           132,000         2,728,675
         Changes in operating assets and liabilities:
              Accounts receivable                                              (72,207)          (66,949)         (259,550)
              Advances to (repayments by) officers and
                  former officers, net                                           6,631            (7,129)         (163,823)
              Other current assets                                              20,700           (18,000)
              Other assets                                                      (4,186)                            (12,023)
              Accounts payable and accrued expenses                            161,790           169,083           337,322
              Other current liabilities                                                                             20,564
                                                                         -------------       -----------       -----------
                     Net cash used in operating activities                    (867,373)         (813,760)       (2,602,766)
                                                                         -------------       -----------       -----------

Investing activities:
     Purchases of computer equipment                                            (4,461)          (37,198)          (69,010)
     Payments for capitalized software development
         costs                                                                                   (73,699)          (98,114)
                                                                         -------------       -----------       -----------
                     Net cash used in investing activities                      (4,461)         (110,897)         (167,124)
                                                                         -------------       -----------       -----------

Financing activities:
     Payments of capital lease and other long-term obligations                 (12,521)                            (19,600)
     Proceeds from sale of common stock and warrants                           753,437         1,902,750         2,966,187
     Proceeds from exercise of warrants                                                                            200,000
     Payments of costs in connection with reverse
         acquisition                                                                                               (35,000)
     Purchases of treasury stock                                              (253,333)                           (271,003)
                                                                         -------------       -----------       -----------
                     Net cash provided by financing activities                 487,583         1,902,750         2,840,584
                                                                         -------------       -----------       -----------

Net increase (decrease) in cash and cash equivalents                          (384,251)          978,093            70,694

Cash and cash equivalents, beginning of period                                 454,945            14,307           -
                                                                         -------------       -----------       -----------
Cash and cash equivalents, end of period                                 $      70,694       $   992,400       $    70,694
                                                                         =============       ===========       ===========


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

          Global Network, Inc. ("Global New York") was originally incorporated on April 26, 1999 in New York to develop business operations comprised of packaging and selling online banner advertising on newspaper web sites to national advertisers. It has developed a proprietary software system that allows national advertisers and their ad agencies to place ads on multiple newspaper web sites at one time and to target a specific demographic by having the advertisement posted in the section of the newspaper that they choose. During the period from its inception on April 26, 1999 through September 30, 2001, Global New York did not generate any significant revenues and, accordingly, it was in the development stage at the time of the exchange of shares described below and as of September 30, 2001.

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

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 2001, its results of operations for the nine and three months ended September 30, 2001 and 2000, its changes in stockholders' equity for the nine months ended September 30, 2001, its cash flows for the nine months ended September 30, 2001 and 2000 and the related cumulative amounts for the period from April 26, 1999 (date of inception) to September 30, 2001. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2000 and for the period from April 26, 1999 (date of inception) to December 31, 2000 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended December 31, 2000 that was previously filed with the SEC.

          For additional information related to the Exchange and the basis of presentation of the Company's consolidated financial statements, see Notes 1 and 6 of the notes to the consolidated financial statements in the Form 10-KSB.

          The results of the Company's operations for the nine and three months ended September 30, 2001 are not necessarily indicative of the results of operations for the full year ending December 31, 2001.


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

                            GLOBAL NETWORK, INC. AND
                    SUBSIDIARY (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Net earnings (loss) per common share (concluded):
          Because the Company had a loss for the nine and three months ended September 30, 2001 and 2000, the assumed effect of the exercise of options and warrants outstanding at September 30, 2001 and 2000 would have been anti-dilutive and, therefore, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations for those periods.


Note 3 - Advances to officers and former officers:
          Advances to officers of $58,196 as of September 30, 2001 were due on demand. All advances to officers and former officers (see Note 5 herein) during the period from April 26, 1999 through September 30, 2001 were noninterest bearing.


Note 4 - Income taxes:
          As of September 30, 2001, the Company had net operating loss carryforwards of approximately $5,217,000 available to reduce future Federal and state taxable income which, if not used, will expire at various dates through 2021. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $2,087,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of September 30, 2001.

          The Company had also offset the potential benefits from net operating loss carryforwards by an equivalent valuation allowance during the period from April 26, 1999 through December 31, 2000. As a result of the increases in the valuation allowance of $947,000 and $137,000 during the nine and three months ended September 30, 2001, respectively, $309,000 and $160,000 during the nine and three months ended September 30, 2000, respectively, and $2,087,000 for the period from April 26, 1999 through September 30, 2001, the Company did not recognize any credits for income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax losses in any of those periods.


Note 5 - Stockholders' equity:
         Preferred stock authorized:
          The Company's Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series, with terms and preferences to be determined by the Company's Board of Directors. No shares of preferred stock had been issued as of September 30, 2001.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 5 - Stockholders' equity (continued):
         Issuances of common stock:
          During the nine months ended September 30, 2001, the Company received proceeds of $753,437, net of expenses of $94,838 paid in cash, from the sale and issuance of 4,465,972 shares of common stock through private placements intended to be exempt from registration under the Securities Act of 1933 (the "Act"). The total included 466,750 shares sold at $.25 per share, 250,000 shares sold at $.20 per share, 3,082,222 shares sold at $.225 per share and 667,000 shares issued for financial services related to the private placements.

          During the nine months ended September 30, 2001, the Company issued a total of 1,090,000 shares of common stock which had an aggregate fair value of $866,250 in exchange for services. The total included 340,000 shares issued with a fair value of $1.3125 per share and 750,000 shares issued with a fair value of $.56 per share. The issuances of those shares for services were noncash transactions that are not reflected in the accompanying 2001 condensed consolidated statement of cash flows.

         Repurchases of common stock:
          During the nine months ended September 30, 2001, the Company repurchased a total of 3,769,500 shares of its outstanding common stock for the treasury at an aggregate cost of $358,960 as follows:

          o On March 1, 2001, the Company entered into agreements with two of its former officers in conjunction with their resignation as directors of the Company. As of December 31, 2000, these former officers held a total of 3,870,000 shares of the Company's common stock. Pursuant to the agreements, the Company effectively repurchased a total of 400,000 shares of common stock from the former officers during the nine months ended September 30, 2001 in exchange for the cancellation of receivables of $105,627 (effectively, $.26 per share) that arose from noninterest bearing advances made to them prior to December 31, 2000 (see Note 3 of the notes to the consolidated financial statements in the Form 10-KSB). The repurchases of those shares in exchange for the cancellation of receivables were noncash transactions that are not reflected in the accompanying 2001 condensed consolidated statement of cash flows. The agreements also required the Company to repurchase an additional total of 3,270,000 shares of common stock from the former officers at the rate of 300,000 shares per month at a purchase price of $.10 per share.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Stockholders' equity (concluded):
         Repurchases of common stock (concluded):
          However, management of the Company believed that the former officers breached their respective obligations under the agreements and, after repurchasing 450,000 shares for $45,000 or $.10 per share, the Company stopped such repurchases and filed a Demand for Arbitration with the American Arbitration Association during the nine months ended September 30, 2001. Pursuant to settlement agreements with the former stockholders, the Company repurchased the remaining 2,820,000 shares subject to the original repurchase agreements for $122,700 or $.044 per share.

          o During the year ended December 31, 2000 and the nine months ended September 30, 2001, the Board of Directors authorized the repurchase by the Company of up to 200,000 shares of its outstanding common stock on the open market (see Note 6 of the notes to the consolidated financial statements in the Form 10-KSB). During the nine months ended September 30, 2001, the Company repurchased 99,500 shares at a cost of $85,633 or an average of $.86 per share. As of September 30, 2001, the Company had repurchased a total of 114,000 shares pursuant to the authorizations by the Board of Directors (see Note 8 herein).

Note 6 - Other related party transactions:
          Selling, general and administrative expenses include charges by related parties for client entertainment, office and secretarial services and other office expenses totaling approximately $211,000 and $89,000 for the nine and three months ended September 30, 2001, respectively, $149,000 and $75,000 for the nine and three months ended September 30, 2000, respectively, and $682,000 for the period from April 26, 1999 through September 30, 2001.

Note 7 - Other noncash transaction:
          As of December 31, 2000, accounts payable and accrued expenses included approximately $18,000 attributable to purchases of equipment. During the nine months ended September 30, 2001, the Company entered into an agreement whereby it will pay for such purchases in installments through March 2004. Accordingly, the remaining liability has been reclassified and included in capital lease and other long-term obligations as of September 30, 2001. This noncash transaction is not reflected in the accompanying 2001 condensed consolidated statement of cash flows.

Note 8 - Subsequent events:
          During the period from October 1, 2001 through November 14, 2001, the Company (i) received proceeds of $127,760 from the sale of 1,277,600 shares of common stock at $.10 per share that were made through a private placement exempt from registration under the Act and (ii) repurchased 21,000 shares of its common stock for aggregate consideration of approximately $12,600 or an average of $.60 per share.