Form 10KSB
period 2001-12-31
GLOBAL NETWORK INC
filed 2002-04-16
CIK 1093884

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

         For the fiscal year ended:  December 31, 2001

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

         For the transition period from __________ to __________

                              GLOBAL NETWORK, INC.
                 (Name of Small Business Issuer in Its Charter)

       Nevada                     000-27185                88-0367123
--------------------------------------------------------------------------------
(State or Other Jurisdiction     (Commission            (I.R.S. Employer
 of Incorporation or              File Number)           Identification No.)
 Organization)

            575 Madison Avenue, 10th Floor, New York, New York 10022
   ---------------------------------------------------------------------------
     (Address of Principal Executive Offices)               (Zip Code)

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

          Yes  |X|    No  |_|

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporate by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

          State issuer's revenues for its most recent fiscal year: $201,691

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) The aggregate market value of the voting and non-voting common equity of Global Network, Inc. held by non-affiliates was $3,333,373, based on the average bid and asked prices of such common equity as of April 10, 2002.


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

          Yes  |_|    No  |_|

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As o f April 12, 2002, the number of shares of common stock, par value $0.001 per share, of Global Network, Inc. issued and outstanding were 24,754,505.

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

          Transitional Small Business Disclosure Format: (check one):

          Yes  |_|    No  X|






================================================================================


                                    2 of 25

                              GLOBAL NETWORK, INC.

                          Annual Report on Form 10-KSB
                   for the Fiscal Year Ended December 31, 2001

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

PART I

Item 1.  Description of Business

OUR BUSINESS

          Global Network packages, sells and serves online banner advertising on newspaper websites to national advertisers and their advertising agencies. We have created the first and only unique cyberlinked network of online newspaper web sites to bring national advertisers and leading newspapers together on the Internet. Our proprietary software system -- the GNI System -- allows national advertisers and their ad agencies to place ads on multiple newspaper websites at one time and to target a specific demographic by having the advertisement posted in the section of the newspaper that they choose. In addition, the GNI System has real time auditing capabilities that provides advertisers with an accurate and timely accounting of the number of page views and "click-throughs" for their ads. The GNI System is also unique in that it allows the advertiser the ability to change creative copy in real time thereby enabling a multi-market advertising buy that changes the ad to the creative specifications of the newspapers involved.

          We believe that the GNI System is the only system that allows the advertiser to target its market both geographically and demographically on newspaper websites in one step and that provides auditing services as frequently as requested by the advertiser. We believe that the ultimate potential market for the GNI System is 15,000 newspaper websites worldwide. The combination of our proprietary software, strategic alliances and the size of the database provides potential earnings for the GNI System in the form of fees, revenue sharing opportunities, licensing arrangements and subscription agreements.


                                    3 of 25

BACKGROUND

          The use by national advertisers of newspapers has been somewhat less than anticipated because of the limited, local audience of newspapers and the difficulty for advertisers to place advertising in multiple newspapers, including local newspapers, efficiently. A multiple-market newspaper advertisement in either print or online media can be difficult for national advertisers to place because the advertiser (or its agency) must contact each newspaper separately to obtain, among other things, production specifications, advertising rates and positioning information, a process frequently involving several departments within each newspaper.

          Given the time-consuming nature of this process, companies desiring to advertise nationally online are drawn to national networks that offer local city guides, such as AOL, Yahoo! and Lycos, as that national advertiser will then have access to local markets. The GNI System, however, provides national advertisers with access to online newspapers in a one-step purchase process that the Company believes is far more effective than the national sites, as supported by the research described below.

          An independent study published in September 2000 by NFO AD:IMPACT, a subsidiary of NFO WorldGroup, one of the Interpublic Group of Companies (one of the largest organizations of advertising agencies and marketing service companies in the world), found that online newspapers are among the most recognized and visited websites among local-oriented Internet destinations. The study found that:

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

          o When Yahoo!Local was compared with newspaper websites in 7 markets, 74 percent of online users were aware of online newspaper websites while only 34 percent were aware of Yahoo!Local websites. In addition, 28 percent of the survey participants reported visiting an online newspaper website within the past 30 days while only 4 percent visited a Yahoo!Local website.

          As newspapers are increasingly offering content on the Internet, we believe there exists a significant, and largely untapped, potential market for national advertisers. The GNI System enables each advertiser to target its market both demographically and geographically in one step. We intend to capitalize on this market potential by purchasing unused space on these newspaper web sites and, using our proprietary software, packaging and reselling it as online banner advertising to national advertisers. Newspapers can thus sell inventory (unused space) through the GNI System to national advertisers who otherwise would not buy advertising in local markets as a result of the cumbersome nature of placing such advertisements.


                                    4 of 25

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

          We believe we have the ability to purchase unused page views from virtually every newspaper that maintains a web site. Currently, a majority of these page views go unsold or are sold for less than optimal rates. Though our primary focus is on newspapers in all of the major domestic markets, our strategic alliances offer us a revenue source by providing a greater worldwide market for GNI's Internet Database.


                                    5 of 25

          To date, we have not experienced any problems in unavailable inventory, and the amount of unpurchased advertising space has been widely available. We believe that this will continue to be the case for the foreseeable future, although we cannot guarantee that we will always be able to acquire the requested amount of advertising space.

          We believe that the GNI System is unique in its ability to link to multiple pages on multiple newspaper web sites, thereby allowing national ad agencies to purchase targeted advertising on specific sites in major markets. Using the GNI System, advertisers can target their ads by demographic criteria, day, date and time of day. This allows the advertisers to match the message with the medium by tying the sales message to editorial content. It is also our belief that no other system similar to the GNI System exists today.

          The editorial section options that are currently available on the GNI System database are very similar to those found in the print version of a newspaper. The editorial sections most popular with our advertisers are as follows:

          Financial                Women
          Package Goods            Men
          Entertainment            Sports
          Pharmaceuticals          Gossip
          Political                Food
          Health                   Airlines
          Automotive               Travel
          Technology               CD's
          Television               Books
          Weather                  Parenting
          International buys       Custom buys


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

          In addition to providing advertisers and agencies with the ability to access multiple markets in a single session, we also provide auditing capabilities upon request. The auditing software is able to verify the amount of traffic a newspaper website receives for ad impression purposes, and also allows the online newspaper publisher to gauge audience receptivity of specific editorial content. The software is able to count the total number of views of banner ads using real time verification technologies, which means that a newspaper or advertiser may count the number of ad impressions as they happen rather than wait until responses are bulked or stored.

          Our auditing software is also capable of distinguishing between "raw" and "actual" results. A "raw" result occurs when a web page is not actually viewed, which occurs when Internet search

                                    6 of 25
engines list a web page as a result of a search inquiry by an online user; the Internet search engines has searched the web page and listed it as possibly containing content relevant to the search inquiry, but the page is not actually viewed by the online user. An actual result occurs when an online user views a web page. By distinguishing between raw and actual results, our auditing software shows advertisers how many times the page is actually viewed by online users a much more valuable statistic to advertisers.

          To date, we have been invited to submit proposals by national advertisers in the following industries: financial services; package goods; entertainment; pharmaceuticals; political; health care; automotive; technology; airlines; travel; CD's; books; and parenting.

OUR TEAM

          We employ one full-time employee and various outside consultants. The individuals bring a variety of publishing, Internet, design, programming, corporate, and entrepreneurial experience in marketing and/or publishing, as more fully detailed in Part III, Item 9, below. We intend to continue to capitalize on each such individual's industry experience and contacts to expand our business.

          In March 2001, we entered into an agreement with the Newspaper National Network ("NNN") pursuant to which NNN will sell online newspaper advertising through our system to the following industries: automobiles; packaged goods; pharmaceuticals; and technology. NNN, a subsidiary of the Newspaper Association of America, which is owned by 24 of the largest newspaper companies in the United States, currently sells national advertising in approximately 1,500 daily newspapers. NNN will receive a 5% sales commission on gross revenues attributable to NNN-placed advertising. We believe that this relationship with NNN will provide us with a significant opportunity to expand our business and provide new contacts.

          During the third quarter of 2001, we entered into an agreement with Vertis Inc. ("Vertis"), a leader in integrated advertising and marketing solutions. We have combined forces with Vertis in an effort to place advertising for major national and regional retailers onto our on-line newspaper network. The agreement with Vertis, together with the NNN alliance, gives us access and strategic relationships with a substantial number of advertising contacts. As a result of our alliances with Vertis and NNN, we are now the online component to major print sales organizations.

          The advertising sales responsibility for our company rests on our major strategic partners including NNN and Vertis which together employ over 300 sales people in the field. These organizations provide us with access to top level contacts at major national advertisers and ad agencies. It is our plan to engage other similar organizations.

PATENTS

          The Company has filed U.S. and international patent applications directed to methods of placing advertisements or other communication on multiple websites. There can be no assurance that any such patent protection will be granted or, if granted, will have any commercial value. Management feels confident that the uniqueness of GNI's software will distinguish it among others that create revenue opportunities that are more subscription related than advertising "cpm" based.

CUSTOMERS

          Currently our customers consist of both traditional and on-line companies and advertising agencies that desire to advertise online. Despite the slump in all advertising in 2001, we were able to attract new and major national advertisers, including American Express, Citibank, America West,


                                    7 of 25

British Airways, Cendant, Diners Club, AT&T, DSTV and VISA. However, as a result of the September 11, 2001 terrorist attack, all of these campaigns were truncated. It is our belief that, as the economy recovers, these advertisers will return and we will continue attract new customers.

MARKETING STRATEGIES

          We plan to grow our business by implementing the following key strategies:

          Focus on Newspaper Websites

          We believe that there is a potentially large untapped market for national advertising on newspaper web sites in that newspaper websites provide national advertisers with a target market that is larger than the local market of the print newspaper. We intend to focus on this market and become the leading Internet advertising company dedicated to the newspaper industry. We believe that our arrangements with NNN and Vertis discussed above will significantly enhance our customer base for newspaper websites. According to Jupiter Media and Gardner Associates, by 2007, interactive newspaper advertising is projected to cover up to 15,000 sites worldwide and generate $8 billion in revenues.

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

          Continue to Develop and Use our Leading Edge Proprietary Software

          Our software allows our advertisers to target, place and track online advertising on our network based on a number of demographic, geographic and other criteria. We have designed our software to allow us to efficiently meet the needs of our advertisers. We intend to continue to develop our software as technology and the marketplace expands.

          Continue to emphasize the ability to change copy "in flight"

          In dealing with multiple sites and combining the online and offline "buy," time is of the essence. Our software is capable of re-tooling the creative message by the click of a mouse instead of taking an extensive amount of time which increases the speed and efficiency of how the buy is executed.

          Capitalize on an Experienced Management Team

          We intend to capitalize on our management team's industry contacts and relationships to attract major national advertisers. Rather than rely on inexperienced salesmen, we are looking to our management to pursue leading interactive ad agencies and interactive advertisers. We also intend to use management contacts to further develop relationships with major newspapers and newspaper chains.

          Pursue Strategic Relationships with Select Interactive and National Advertising Agencies

          We have pursued and are continuing to pursue strategic relationships with a variety of major interactive and national advertising agencies, such as Interpublic, True North, Saatchi & Saatchi and J.W. Thompson.


                                    8 of 25

INDUSTRY OVERVIEW AND COMPETITION

          Internet marketing and advertising is an intensely competitive business. An increasing number of dedicated Internet marketing companies are competing for online advertising dollars. We also face competition from traditional marketing and advertising firms. We expect competition from both sources to increase in the future.

          Our competition for Internet advertising dollars has included major Internet advertising companies such as DoubleClick, 24/7 Media, Flycast, and Razorfish, as well as companies such as ValueClick, Media Passages, Advertising.com and ClickAgents. Of these, 24/7, Flycast, Razorfish, Media Passages are no longer in existence. Most of these companies relied too heavily on advertising revenues and did not have the software to attract or sustain additional revenue streams. We feel that the combination of ad revenues along with further emphasis on serving banners will help our financial needs.

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


                                    9 of 25

PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Our common stock trades in the over-the-counter market on the OTC Bulletin Board. We began trading under the symbol "GNNU" on August 15, 1999. Prior to that date, the stock was traded under the symbol "BRGB" with only limited and sporadic trading. The following table shows the high and low bid prices for our common stock for each quarter from March 31, 2000 through December 31, 2001. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

          Quarter                                 High         Low
          -------                                 ----         ---
          First Quarter 2000                     $13.25       $0.81
          Second Quarter 2000                    $10.25       $5.38
          Third Quarter 2000                      $9.25       $3.50
          Fourth Quarter 2000                     $3.50       $0.63
          First Quarter 2001                      $0.70       $0.63
          Second Quarter 2001                     $0.70       $0.61
          Third Quarter 2001                      $0.77       $0.60
          Fourth Quarter 2001                     $0.60       $0.41

          As of December 31, 2001, there were approximately 1,100 stockholders of record of our common stock. On April 12, 2002, the closing bid price for our common stock was $0.16. We have never paid any cash dividends on our common stock and do not anticipate paying dividends in the near future. Any payment of future cash dividends will be determined by our Board of Directors based upon conditions then existing, including our financial condition, capital requirements, cash flow, profitability, business outlook and other factors. In addition, any credit arrangements that we obtain in the future may restrict the payment of dividends.

RECENT SALES OF UNREGISTERED SECURITIES

          We have made the following sales of unregistered securities within the last three years:

          August 1999

          While operating under our previous name, Bargain Brokers, Inc., we acquired Global Network, Inc. (the New York Subsidiary) by issuing 27,732,934 shares of our common stock to the stockholders of Global Network in exchange for all of its outstanding shares of common stock. The issuance of such securities was exempt from registration pursuant to Section 4(2) and Regulation D of the Securities Act of 1933.

          Again, while operating under the name Bargain Brokers, Inc., we sold 100,000 shares of our common stock and warrants to acquire up to an additional 400,000 shares of our common stock at a strike price of $2.00 per share to one offshore investor for an aggregate sales price of $200,000. The investor exercised warrants to acquire 100,000 shares in August 1999, which resulted in additional gross proceeds of $200,000 to the Company. The remaining warrants have expired. The sale of these


                                    10 of 25
securities was exempt from registration pursuant to Section 4(2) and Regulation D of the Securities Act of 1933.

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

          January 2001 through April 2001

          We sold an aggregate of 466,750 shares of our common stock to accredited investors at $.25 per share, which provided the Company with gross proceeds of $116,687. We sold an aggregate of 250,000 shares of our common stock to accredited investors at $.20 per share, which provided the Company with gross proceeds of $50,000. The sale of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Additionally, we issued a total of 340,000 shares of common stock to various vendors and consultants in exchange for services provided. The aggregate fair value of the shares of common stock was approximately $446,250.


                                    11 of 25

          April 2001 through June 2001

          We issued 500,000 shares of our common stock to Westhaven Properties and 250,000 shares of our common stock to Grenada Properties at $.56 per share in exchange for services and we recognized a charge of $420,000. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. We sold an aggregate of 50,000 shares of our common stock to accredited investors as $.22 per share, net of expenses of $1,650, which provided the Company with net proceeds of $9,350. The sale of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

          July 2001 through September 2001

          We sold an aggregate of 3,082,203 shares of our common stock at $.22 per share, net of expenses of $94,838 and finder fee shares of 667,000, which provided the Company with net proceeds of $587,412. The sale of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

          October 2001 through December 2001

          We sold an aggregate of 2,577,600 shares of our common stock at $.10 per share, net of expenses of $42,962, which provided the Company with net proceeds of $214,798. In connection with the 446,750 and 3,032,203 share offerings referenced above, we issued 20,000 and 614,000 shares of our common stock, respectively, for services rendered. We cancelled options to purchase 450,000 shares of common stock at a purchase price of $.93 per share and issued the holders of such options an equal number of shares of our common stock in exchange for cancellation of such options. The fair market value of the options exceeded the fair value of the stock thus there were no adjustments recorded in our 2001 financial statements. We issued 277,778 shares of our common stock in exchange for public relations services rendered at $.65 per share, and accordingly recognized a charge of $180,556 in our 2001 financial statements.

RECENT CANCELLATIONS OF CERTAIN SHARES

          In March 2000, our president canceled 1,175,000 shares of our common stock that he held at the time, reducing the number of shares of our common stock outstanding. The number of shares outstanding set forth on the cover page of this report reflects the cancellation of these shares. The cancellation of these shares in conjunction with the recent private placements discussed above allowed us to raise additional funds through issuances of equity while minimizing shareholder dilution.

          During 2001, 850,000 shares in the Company's treasury were retired.

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


                                    12 of 25

            Summary of Significant Accounting Policies and Estimates

          Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, property and equipment, intangible assets, stock based compensation and contingencies. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimated under different assumptions or conditions.

          Note 1 of the notes to the consolidated financial statements included in this annual report sets forth the principal accounting policies, assumptions and bases for estimates used in preparing our financial statements as summarized below:

Revenue recognition:

          Revenue is recognized when earned. For advertising services, revenue is earned generally when advertising placed by our customers appears on the newspaper web sites.

Computer equipment:

          Computer equipment is stated at cost, net of accumulated depreciation. Depreciation of equipment is provided on a straight-line basis over the estimated useful lives of the assets of five years.

Software development costs:

          We account for costs incurred in connection with the development of software in accordance with Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, all costs incurred in preliminary project stage are expensed as incurred, and internal and external costs incurred to develop internal use computer software during the application development stage are capitalized. Capitalized software development costs are amortized on a straight-line basis over an estimated useful life of five years.

          We capitalized costs of approximately $422,000 that were incurred in connection with the application and development stage of its proprietary software during 2000.

Impairment of long-lived assets:

          We have adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as equipment and capitalized software development costs, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to


                                    13 of 25
          be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

Net earnings (loss) per common share:

          We present "basic" earnings (loss) per common share and, if applicable, we will present "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Generally, basic earnings
          (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of options and warrants, were issued during the period.

          Because we had losses for 2001 and 2000, the assumed effect of outstanding options and warrants and the application of the treasury stock method would have been anti-dilutive and, therefore, diluted per share amounts have not been presented in the accompanying consolidated statements of operations.

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

          In accordance with SFAS 123, we will also recognize the cost of shares, options, warrants and other equity instruments issued to nonemployees as consideration for services as expense over the periods in which the related services are rendered by a charge to compensation cost and a corresponding credit to additional paid-in capital. Generally, cost will be determined based on the fair value of the equity instruments at the date of issuance. The fair value of options, warrants and similar equity instruments will be estimated based on the Black-Scholes option-pricing model which meets the criteria set forth in SFAS 123, and the assumption that all of the options or other equity instruments will ultimately vest. The effect of actual forfeitures will be recognized as they occur.

Recent accounting pronouncements:

          In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-


                                    14 of 25

          Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Among other things, SFAS 144 provides guidance on the implementation of previous pronouncements related to when and how to measure impairment losses and how to account for the discontinued operations. We do not believe that the adoption of SFAS 144 will have a material impact on our consolidated financial position or results of operations.

          The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants have issued certain accounting pronouncements as of December 31, 2001 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during 2001 and 2000 or that the pronouncements will have a significant affect at the time they become effective.

Information as to related party transactions and balances are summarized below.

Advances to officers:

          Advances to officers of $68,841 as of December 31, 2001 were noninterest bearing and due on demand.

Other related party transactions and commitments:

          Selling, general and administrative expenses include charges by related parties for client entertainment, office and secretarial services and other office expenses totaling approximately $221,000 and $296,000 for 2001 and 2000, respectively.

RESULTS OF OPERATIONS

          REVENUES. In 2001, the Company's gross revenues from operations were $201,691 as compared with $269,111 in 2000. All of these revenues were attributable to the sale of online banner advertising on newspaper websites. The decrease in revenue is primarily attributable to a general downturn in the economy and companies reducing their advertising budgets. This fact was enhanced by the terrorist attacks of September 11, 2001. In addition, NNN, one of our strategic partners, was not fully trained in the use of our system until November 2001.

          COST OF REVENUES. Costs incurred by the Company in producing revenues in 2001 were $53,918 as compared with $178,557 in 2000. The decreased costs were attributable to revenue sharing plans with newspapers instead of the outright purchase of impressions.

          GROSS PROFIT. For 2001, the Company had a gross profit of $147,773 as compared with $90,554 in 2000. This increase in gross profit is attributable to the decrease in our costs of revenues explained above.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses decreased by $611,350, from $3,232,344 in 2000 to $2,620,994 in 2001. The primary components of this decrease were:

               (i) a decrease of $1,298,750 in investment banking services from $1,644,375 in 2000 to $345,625 in 2001. Substantially all of the investment banking expense


                                    15 of 25
               resulted from non-cash charges associated with the issuance of common stock and options in exchange for services.

               (ii) a decrease in salaries of $185,000 from $326,500 in 2000 to $141,500 in 2001 associated with the dismissal of two of our officers during the first quarter.

               (iii) selling, general and administrative cost containment efforts.

          These decreases were offset by the following increases:

               (i) an increase in compensation to our board of directors of $332,812 from $28,125 in 2000 to $360,937 in 2001. This increase results primarily from non-cash charges from the issuance of shares of common stock during the first quarter to new board members.

               (ii) an increase in investor and public relation costs of $227,811 from $141,564 in 2000 to $369,375 in 2001. The increase in such costs primarily results from non-cash charges from the issuance of common stock in exchange for such services.

               (iii) an increase in professional fees of $174,719 from $153,323 in 2000 to $328,042 in 2001. The majority of these fees were non-recurring and were primarily associated with litigation that occurred in connection with the dismissal of two of our former officers.

               (iv) an increase in bad debt expense of $183,846 from $20,000 in 2000 to $203,846 in 2001 resulting from the inability to collect on overdue payments by customers.

          LOSS FROM OPERATIONS. Loss from operations for 2001 was $2,473,221 as compared with $3,141,790 in 2000. The decreased loss from operations is attributable to the increase in gross profit and a reduction in our selling, general and administrative expenses in 2001 versus 2000.

          NET LOSS. Net loss was $2,481,994 for 2001 as compared with $3,097,910 in 2000.

          In the third quarter of 2000, the Company refocused its efforts from selling the GNI System directly to working with strategic partners who would be able to represent GNI more effectively. In March 2001, the Company consummated its first strategic partnership with NNN. NNN is a sales and marketing organization headquartered in New York City that is funded by the 47 largest circulation newspapers in the United States. NNN places approximately $200 million of advertising annually in newspapers in the United States and has agreed to use the GNI System to place advertising in the automobile, packaged goods, pharmaceutical, and technology industries on newspaper websites. NNN will receive a commission of 5% of the gross revenues of all NNN-placed online newspaper advertising. Under the Vertis agreement, the terms of which are very similar to the NNN agreement, Vertis will receive a commission of 10% as well as additional ad categories and licensing agreements.

LIQUIDITY AND CAPITAL RESOURCES

          Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, as shown in the accompanying consolidated financial statements, we are in the development stage and we only generated revenues of approximately $202,000, $269,000 and $486,000 during 2001, 2000 and the period from inception, respectively. As a result, in part, because of


                                    16 of 25
our limited revenues we incurred net losses of approximately $2,482,000, $3,098,000 and $5,938,000 and negative cash flow from operating activities of approximately $1,111,000, $1,385,000 and $2,847,000 during 2001, 2000 and the period from inception, respectively. As a result, we had a cash balance of only $34,000, a working capital deficiency of $130,000 and an accumulated deficit of approximately $5,938,000 as of December 31, 2001. We believe that we will continue to incur net losses and cash flow deficiencies from operating activities through at least December 31, 2002. These matters raise substantial doubts as to our ability to continue as a going concern.

          To continue as a going concern we plan to continue to seek opportunities to increase revenues through strategic alliances in the advertising industry in addition to those already formed. We are awaiting patent approval of our proprietary software, and we believe that such software can provide additional revenues in the form of licensing revenue. We have limited fixed costs and as such can curtail our cash usage without having a material impact on our overall operations.

          To enable us to sustain our operations through at least December 31, 2002 and ultimately complete our marketing and development program and achieve profitability, we plan to seek additional financing for the Company through the sale of debt and equity securities. During the period from January 1, 2002 through April 2, 2002, we raised $305,000 through the sale of shares of common stock.

          CASH FLOW FROM OPERATIONS. For 2001, the Company used net cash from operating activities of $1,111,133, as compared with $1,384,700 in 2000. The cash usages in both 2001 and 2000 were used primarily to fund our net losses. The decrease in the net cash used results primarily from our efforts to better contain costs as described above.

          CASH FLOW FROM INVESTING ACTIVITIES. For 2001, the Company had a net cash outflow of $4,461 attributable to the purchase of computer equipment. During the year ended December 31, 2000, we had a net cash outflow of $162,663 attributable to payments for capitalized software development costs and purchases of computer equipment.

          CASH FLOW FROM FINANCING ACTIVITIES. For 2001, the Company had a net cash inflow of $694,900 as compared with $1,988,000 in 2000. The decrease results from greater financing efforts through private placements in 2000 than in 2001. During the year ended 2000, we raised $2,012,750 through the sale of 1,552,250 shares of common stock as compared with $978,247 through the sale of 7,677,553 shares of common stock in 2001. In addition, during the year ended December 31, 2001, we purchased 3,390,500 shares of our common stock for our treasury on the open market at a cost of $265,934. During the year ended December 31, 2000, we purchased 14,500 shares of our common stock for our treasury on the open market at a cost of $17,670. The increase in purchases of shares for our treasury during 2001 results primarily from a settlement agreement reached with two former officers of the Company as more fully described in Part III, Item 12.

          STOCKHOLDERS' EQUITY. The Company's stockholders' equity at December 31, 2001 was $262,371, including an accumulated deficit of ($5,937,626). The Company's stockholders' equity at December 31, 2000 was $1,090,873, including an accumulated deficit of ($3,455,632). The components of the changes in stockholders' equity include the following: (i) our net loss during the year ended December 31, 2001 of $2,481,994; (ii) the issuance of 1,367,778 shares of our common stock with an aggregate fair value of $1,046,806 in exchange for services; (iii) the purchase of 3,790,500 shares of our common stock for our treasury at a cost of $371,561 and (iv) the sale of 7,677,553 shares of our common stock for net proceeds of $978,247.


                                    17 of 25

          We will require additional capital during 2002 to continue to implement our business strategy. Such additional capital may be raised through public or private financings, as well as through borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to our stockholders. No assurance can be given, however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements to implement our business strategy. If we are unable to access the capital markets or obtain acceptable financing, the results of operations and financial conditions could be materially and adversely affected. If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights in its technology. While we have begun to receive commercial revenues, there can be no assurances that revenue growth will continue or be able to provide adequate cash to sustain our operations.

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


                                    18 of 25

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

          James C. Mason, CEO, President, Treasurer and Director

          Mr. Mason, age 58, has more than 30 years of senior management experience in both large corporation and entrepreneurial enterprises. Before co-founding GNI in 1999, he held executive positions with several entrepreneurial companies in publishing and marketing and acted as consultant to numerous investment banking and publishing institutions, including Lazard Freres, Merrill Lynch, Times Mirror, McGraw-Hill, and Hachette Filipachhi. From 1987 to 1991, Mason was Executive Vice President of Sales and Marketing at New York Daily News and from 1985 to 1987 he was Associate Publisher and a partner at U.S. News & World Report.

          Dennis Stillwell, Secretary and Director

          Mr. Stillwell, age 55, joined our Board of Directors and was elected Secretary of the Company in December 2000. Mr. Stillwell has served as President of IMEX Exchange, an Internet development and consultancy company owned by him, since 1995.

          David Altschiller, Director

          Mr. Altschiller, age 60, joined our Board of Directors in December 2000. Mr. Altschiller is currently the Chairman of the New York division of Hill, Holliday, Connors, Cosmopulos, an advertising agency that is a division of the Interpublic Group of Companies. Mr. Altschiller helped to found the agency in 1977 under a different name (Hill, Holliday/Altschiler) and has been with the company since it was founded. Mr. Altschiller has taught advertising at New York University and the Pratt Institute and has served as a visiting professor to the master program in advertising at Syracuse University for the past 25 years. At the present time, Mr. Benjou is director of the New York office of Ad Click.


                                    19 of 25

          Paul Benjou, Director

          Mr. Benjou, age 53, joined our Board of Directors in December 2000. For the past three years, Mr. Benjou has held the position of Executive Vice President of Draft Worldwide, an integrated marketing network, specializing in direct and promotional marketing and brand building. Prior to that, Mr. Benjou was President of Group 1, an advertising company owned by him.

          Alex Lucas, Director

          Mr. Lucas, age 61, joined our Board of Directors in December 2000. Since June 1999, Mr. Lucas has worked as an international financial consultant and in public relations in Budapest, Hungary. Prior to that, Mr. Lucas served as Director of Marketing and Corporate Finance for Crane Bank in Kampala, Uganda.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us during or relating to the past fiscal year, the following persons failed to timely file the reports described below.

          Messrs. Altschiller, Benjou, and Lucas, each of whom is a director, failed to file their respective Form 5s in 2001 as required by Section 16(a) of the Exchange Act. We expect that these individuals will file Form 5s shortly following the filing of this report.

Item 10.  EXECUTIVE COMPENSATION

          The following table shows compensation for services rendered to the Company during the fiscal years ended December 31, 2001, 2000 and 1999, respectively, by the Chief Executive Officer and each other executive officer of the Company. Each executive officer serves under the authority of the Board of Directors. Directors who are also employees of the Company receive no extra compensation for their service on the Board of Directors of the Company.


                                    20 of 25

                             SUMMARY COMPENSATION TABLE
                          Annual Compensation                                 Long-Term Compensation
-------------------------------------------------------------------------------------------------------
                                                                            Awards             Payouts
                                                                   ------------------------------------

                                                                                Securities
                                                         Other     Restricted   Underlying
                                                         Annual       Stock      Options/       LTIP       All Other
Name and Principal              Salary      Bonus     Compensation   Award(s)     SARs(1)      Payouts    Compensation
Position               Year       ($)        ($)          ($)          ($)          (#)          ($)          ($)
James C. Mason,        2001    $141,000       -0-         -0-          -0-          -0-          -0-          -0-
President, CEO,
Treasurer &            2000    $115,500       -0          -0-          -0-          -0-          -0-          -0-
Director
                       1999     $90,000       -0-         -0-          -0-          -0-          -0-          -0-


John F. Grant,*        2001          $0       -0-         -0-          -0-          -0-          -0-          -0-
Executive Vice
President,             2000    $105,500       -0-         -0-          -0-          -0-          -0-          -0-
Treasurer &
Director               1999     $90,000       -0-         -0-          -0-          -0-          -0-          -0-


Arnold R.              2001          $0       -0-         -0-          -0-          -0-          -0-          -0-
Behrman,*
Executive Vice         2000    $105,500       -0-         -0-          -0-          -0-          -0-          -0-
President,
Secretary &            1999     $90,000       -0-         -0-          -0-          -0-          -0-          -0-
Director
--------------------

--------------------------------------------------------------------------------
*Messrs. Grant and Behrman no longer hold positions as officers or directors of the Company. Messrs. Grant and Behrman were not reelected to their respective positions as officers of the Company at the December 1, 2000 meeting of the Board of Directors and resigned from their positions as directors effective March 1, 2001.


          None of our officers have been awarded any stock options, stock appreciation rights or other long term or incentive compensation. We do not have any written employment agreements with any of our executive officers.

          The members of our board of directors are reimbursed for actual expense incurred in attending board meetings. In January 2001, Mr. Benjou was granted an additional 75,000 shares of common stock, and Messrs. Altschiller and Stillwell were each granted 100,000 shares of common stock in connection with their respective appointments, as directors. There are no other arrangements for compensation to directors.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information with respect to beneficial ownership of our common stock as of April 11, 2002 by (i) each person known to us to be the beneficial owner of more than five percent of our common stock, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group.

          As of April 12, 2002, there were 24,754,505 shares of common stock outstanding.


                                    21 of 25

-----------------------------------------------------------------------------------------------------
Name and Address of Beneficial Owner      Number of Shares Beneficially Owned    Percentage of Class
-----------------------------------------------------------------------------------------------------

Officers and Directors

James C. Mason                                        3,305,000                          13.4%
575 Madison Avenue, 10th Floor
New York, New York 10022

Dennis Stillwell                                      2,000,000                           8.1%
575 Madison Avenue, 10th Floor
New York, New York 10022

David Altschiller                                       100,000                           0.4%
575 Madison Avenue, 10th Floor
New York, New York 10022

Paul Benjou                                             100,000                           0.4%
575 Madison Avenue, 10th Floor
New York, New York 10022

Alex Lucas                                              100,000                           0.4%
575 Madison Avenue, 10th Floor
New York, New York 10022

Officers and directors as a group                     5,605,000                          22.6%




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

          Pursuant to an oral agreement with the Company, during 2001 we paid fees of approximately $121,000, plus reimbursement for out of pocket expenses, to IMEX Exchange Inc., a designer and developer of web sites, to assist us in further developing our web site and creating proprietary software for the design, distribution, and measurement of interactive advertising. Dennis Stillwell, the President and CEO of IMEX Exchange Inc., is an officer of GNI and holds more than 5% of our common stock.

          Pixel Incorporated, one of our suppliers, is owned by Jill Mason, who is the wife of our President, Jim Mason. Throughout 2000 and to the present, Pixel has provided us with secretarial services and assistance in connection with investor relations, including responding to emails and preparing financial information. During 2000 and 2001, we paid Pixel approximately $77,000 and $33,000, respectively, plus reimbursement for out of pocket expenses, as compensation for services.

          JCM Transport, one of our vendors, is owned by the son of our president. Throughout 2001, JCM Transport has provided us with freight forwarding services and has received approximately $23,000 as compensation for such services.


                                    22 of 25

          On March 1, 2001, we entered into agreements with two of our former officers, Messrs. John Grant and Arnold Behrman, in conjunction with their resignation as directors of our company. Pursuant to this agreement, we would purchase, in monthly installments, an aggregate of 3,270,000 shares of our common stock, and would redeem, as of March 1, 2001, 400,000 shares of our common stock in exchange for cancellation of receivables owed by then to us. Under the terms of the agreements, the former officers were each be entitled to retain 100,000 shares of our common stock. After we had repurchased or redeemed 350,000 shares from one of the former officers and 500,000 shares from the other former officer, various disputes arose between us and the former officers regarding the agreements that led to litigation in federal court and before the American Arbitration Association. On August 23, 2001, we entered into a global settlement agreement, including mutual releases of all claims held by the parties, with each of the former officers pursuant to which we repurchased 2,820,000 shares held by them for an aggregate purchase price of $122,700 and the former officers surrendered the remaining shares to us. Both former directors agreed not to compete with the Company for a period of six months from March 1, 2001, which period has now expired, in the field of designing and developing software to be used in connection with the packaging, selling or placing of on-line banner advertising on newspaper websites.


PART IV

Item 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)  Exhibits

     2.1 Agreement and Plan of Reorganization dated as of August 5, 1999 by and among Bargain Brokers, Inc., a Nevada corporation, Global Network, Inc., a New York Corporation, and the shareholders of Global Network, Inc.(1)

     3.1  Articles of Incorporation of Global Network, Inc., as amended(1)

     3.2  Bylaws of Global Network, Inc.(1)

     4.1 Separation and Share Repurchase Agreement, dated as of March 1, 2001, between Global Network, Inc. and John F. Grant (2)

     4.2 Separation and Share Repurchase Agreement, dated as of March 1, 2001, between Global Network, Inc. and Arnold Behrman (2)

     4.3  Letter Agreement dated April 4, 2001 among Global Network, Inc., John
          F. Grant and Arnold Behrman amending Separation and Share Repurchase Agreement, dated as of March 1, 2001, between Global Network, Inc. and John F. Grant and Separation and Share Repurchase Agreement, dated as of March 1, 2001, between Global Network, Inc. and Arnold Behrman. (2)

     10.1 Agreement between the Newspaper National Network and Global Network Inc. dated March 27, 2001. (2)

     21.1 List of Subsidiaries(1)
------------------
(1) Incorporated by reference to GNI's Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on August 30, 1999.


                                    23 of 25

(2) Incorporated by reference to GNI's Registration Statement on Form 10-KSB, filed with the Securities and Exchange Commission on December 31, 2000.

(b)  Reports on Form 8-K

          The Company filed reports on Form 8-K on June 13, 2001 and August 28, 2001.


                                    24 of 25

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 15, 2002
                                   GLOBAL NETWORK INC. (Registrant)


                              By:  /s/ James C. Mason
                                   ------------------------------------------
                                   James C. Mason, CEO, President, and Treasurer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ James C. Mason                                     April 15, 2002
----------------------------------
James C. Mason, CEO, President,
Treasurer and Director
(Principal Executive, Financial
and Accounting Officer)

/s/ Dennis Stillwell                                   April 15, 2002
----------------------------------
Dennis Stillwell, Secretary and
Director

/s/ Alex Lucas                                         April 15, 2002
----------------------------------
Alex Lucas
Director


                                    25 of 25

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)




                                    I N D E X


                                                                            PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                    F-2

CONSOLIDATED BALANCE SHEET
     DECEMBER 31, 2001                                                      F-3

CONSOLIDATED STATEMENTS OF OPERATIONS
     YEARS ENDED DECEMBER 31, 2001 AND 2000 AND PERIOD FROM
     APRIL 26, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2001           F-4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     YEARS ENDED DECEMBER 31, 2001 AND 2000 AND PERIOD FROM
     APRIL 26, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2001          F-5/6

CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEARS ENDED DECEMBER 31, 2001 AND 2000 AND PERIOD FROM
     APRIL 26, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2001           F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-8/20



                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors
Global Network, Inc.


We have audited the accompanying consolidated balance sheet of GLOBAL NETWORK, INC. AND SUBSIDIARY (a development stage company) as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 and the period from April 26, 1999 (date of inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Network, Inc. and Subsidiary as of December 31, 2001, and their results of operations and cash flows for the years ended December 31, 2001 and 2000 and the period from April 26, 1999 (date of inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 3 to the consolidated financial statements, the Company's operations have generated recurring losses and it had a working capital deficiency as of December 31, 2001. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                                 J.H. COHN LLP

Roseland, New Jersey
April 2, 2002

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001


                                     ASSETS

Current assets:
   Cash and cash equivalents                                        $     34,251
   Accounts receivable, net of allowance for doubtful accounts            88,224
   Advances to officer                                                    68,841
   Other current assets                                                    4,750
                                                                    ------------
            Total current assets                                         196,066

Computer equipment, net of accumulated depreciation of $35,121           106,254
Capitalized software development costs, net of accumulated
   amortization of $106,029                                              316,085
Other assets                                                              12,523
                                                                    ------------

            Total                                                    $   630,928
                                                                    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                            $   282,540
   Current portion of notes payable                                      23,348
   Other current liabilities                                             20,564
                                                                    -----------
            Total current liabilities                                   326,452

Notes payable, net of current portion                                    42,105
                                                                    -----------
            Total liabilities                                           368,557
                                                                    -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 shares authorized;
     none issued                                                           -
   Common stock, $.001 par value; 50,000,000 shares authorized;
     20,833,581 shares issued and outstanding                            20,834
   Additional paid-in capital                                         6,417,767
   Treasury stock - 2,955,000 shares, at cost                          (238,604)
   Deficit accumulated in the development stage                      (5,937,626)
                                                                    -----------
            Total stockholders' equity                                  262,371
                                                                    -----------

            Total                                                   $   630,928
                                                                    ===========


See Notes to Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
                 PERIOD FROM APRIL 26, 1999 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2001


                                                     Year             Year
                                                    Ended             Ended             Cumulative
                                                   December          December              from
                                                   31, 2001          31, 2000            Inception
                                                -------------       -----------         -----------

Revenues                                        $   201,691        $   269,111        $   485,802

Cost of revenues                                     53,918            178,557            243,776
                                                -----------        -----------        -----------

Gross profit                                        147,773             90,554            242,026

Selling, general and administrative
  expenses                                        2,620,994          3,232,344          6,214,759
                                                -----------        -----------        -----------

Loss from operations                             (2,473,221)        (3,141,790)        (5,972,733)
                                                -----------        -----------        -----------

Other income (expense):
  Interest income                                     7,182             50,005             57,187
  Interest expense                                  (15,955)            (6,125)           (22,080)
                                                -----------        -----------        -----------
      Totals                                         (8,773)            43,880             35,107
                                                -----------        -----------        -----------

Net loss                                        $(2,481,994)       $(3,097,910)       $(5,937,626)
                                                ===========        ===========        ===========

Basic net loss per common share                 $      (.18)       $      (.28)
                                                ===========        ===========

Basic weighted average common shares
  outstanding                                    13,817,105         11,044,116
                                                ===========        ===========


See Notes to Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      YEARS ENDED DECEMBER 31, 2001 AND 2000 AND PERIOD FROM APRIL 26, 1999
                  (DATE OF INCEPTION) THROUGH DECEMBER 31, 2001



                                                                                                             Deficit
                                                                                                            Accumulated
                                             Common Stock       Stock      Additional    Treasury Stock       in the
                                         ------------------  Subscription    Paid-in    -----------------   Development
                                           Shares    Amount   Receivable     Capital    Shares    Amount       Stage        Total
                                         ---------  -------  ------------  -----------  ------- ---------  ------------  -----------

Initial issuance of shares on
  April 26, 1999 (as retroactively
  adjusted to reflect shares
  effectively issued prior to
  reverse acquisition on
  August 5, 1999 and the
  effects of certain
  agreements on September 9, 1999)       9,000,000  $   100    $(100)

Effects of reverse acquisition           1,576,000   10,476      100       $  (45,576)                                   $  (35,000)

Sale of units of shares of common
  stock and warrants through
  private placement                        100,000      100                   199,900                                       200,000

Exercise of warrants                       100,000      100                   199,900                                       200,000

Effects of issuance of common stock
  in exchange for services                  35,000       35                     8,090                                         8,125

Effects of issuance of stock options
  in exchange for services                                                     76,050                                        76,050

Net loss                                                                                                   $  (357,722)    (357,722)
                                        ----------   ------    ------       ---------                      -----------   ----------
Balance, December 31, 1999              10,811,000   10,811       -           438,364                         (357,722)      91,453

Sale of shares of common stock
  through private placements,
  net of expenses of $145,250            1,552,250    1,552                 2,011,198                                     2,012,750

Cancellation of shares of common stock  (1,175,000)  (1,175)                    1,175

Effects of issuance of common stock
  in exchange for services               1,000,000    1,000                 1,705,250                                     1,706,250

Effects of issuance of stock options
  in exchange for services                                                    396,000                                       396,000

Purchase of treasury stock                                                              14,500  $(17,670)                   (17,670)

Net loss                                                                                                    (3,097,910)  (3,097,910)
                                        ----------   ------    ------       ---------   ------  --------   -----------   ----------
Balance, December 31, 2000              12,188,250   12,188       -         4,551,987   14,500   (17,670)   (3,455,632)   1,090,873



See Notes to Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      YEARS ENDED DECEMBER 31, 2001 AND 2000 AND PERIOD FROM APRIL 26, 1999
                  (DATE OF INCEPTION) THROUGH DECEMBER 31, 2001



                                                                                                            Deficit
                                                                                                          Accumulated
                                      Common Stock        Stock      Additional       Treasury Stock         in the
                                  -------------------  Subscription    Paid-in    ---------------------   Development
                                    Shares     Amount   Receivable     Capital      Shares      Amount       Stage         Total
                                  ----------  -------  ------------  -----------  ---------   ----------  ------------  -----------

Sale of shares of common stock
  through private placements,
  net of expenses
  of $139,451                      7,677,553  $ 7,678                $  970,569                                         $   978,247

Purchases of treasury stock
  for cash                                                                        3,390,500   $(265,934)                   (265,934)

Purchases of treasury stock
  through cancellation of
  advances receivable from
  former officers                                                                   400,000    (105,627)                   (105,627)

Effects of issuance of common
  stock in exchange for services   1,367,778    1,368                 1,045,438                                           1,046,806

Retirement of treasury stock        (850,000)    (850)                 (149,777)   (850,000)    150,627

Effects of issuance of common
  stock in exchange for
  cancellation of stock
  options                            450,000      450                      (450)

Net loss                                                                                                  $(2,481,994)   (2,481,994)
                                  ----------  -------   -------      ----------   ---------   ---------   -----------   -----------

Balance, December 31, 2001        20,833,581  $20,834   $    -       $6,417,767   2,955,000   $(238,604)  $(5,937,626)  $   262,371
                                  ==========  =======   =======      ==========   =========   =========   ===========   ===========


See Notes to Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
                 PERIOD FROM APRIL 26, 1999 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2001

                                                                   Year              Year
                                                                  Ended             Ended            Cumulative
                                                                 December          December             from
                                                                 31, 2001          31, 2000           Inception
                                                              ------------       ------------       ------------
Operating activities:
   Net loss                                                   $(2,481,994)       $(3,097,910)       $(5,937,626)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Provision for doubtful accounts                             203,846             20,000            223,846
      Depreciation                                                 28,275              6,846             35,121
      Amortization of software development costs                   84,823             21,206            106,029
      Costs of services paid through issuance of
         common stock and stock options                         1,046,806          1,778,250          2,909,231
      Changes in operating assets and liabilities:
         Accounts receivable                                     (124,727)          (172,343)          (312,070)
         Advances to officers and former officers                  (4,014)           (84,251)          (174,468)
         Other current assets                                      15,950            (20,700)            (4,750)
         Other assets                                              (4,686)            (7,837)           (12,523)
         Accounts payable and accrued expenses                    124,588            151,475            300,120
         Other current liabilities                                                    20,564             20,564
                                                              -----------        -----------        -----------
            Net cash used in operating activities              (1,111,133)        (1,384,700)        (2,846,526)
                                                              -----------        -----------        -----------

Investing activities:
   Purchases of computer equipment                                 (4,461)           (64,549)           (69,010)
   Payments for capitalized software development
      costs                                                                          (98,114)           (98,114)
                                                              -----------        -----------        -----------
            Net cash used in investing activities                  (4,461)          (162,663)          (167,124)
                                                              -----------        -----------        -----------

Financing activities:
   Payments of notes payable                                      (17,413)            (7,079)           (24,492)
   Proceeds from sale of common stock and
      warrants                                                    978,247          2,012,750          3,190,997
   Proceeds from exercise of warrants                                                                   200,000
   Purchases of treasury stock                                   (265,934)           (17,670)          (283,604)
   Payments of costs in connection with reverse
      acquisition                                                                                       (35,000)
                                                              -----------        -----------        -----------
            Net cash provided by financing activities             694,900          1,988,001          3,047,901
                                                              -----------        -----------        ----------

Net increase (decrease) in cash and cash equivalents             (420,694)           440,638             34,251

Cash and cash equivalents, beginning of period                    454,945             14,307              -
                                                              -----------        -----------        -----------

Cash and cash equivalents, end of period                      $    34,251        $   454,945        $    34,251
                                                              ===========        ===========        ===========

Supplemental disclosure of cash flow data:
   Interest paid                                              $    15,955        $     6,125        $    22,080
                                                              ===========        ===========        ===========


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

             Global Network, Inc. ("Global New York") was originally incorporated on April 26, 1999 in New York to develop business operations comprised of packaging and selling online banner advertising on newspaper web sites to national advertisers. It has developed a proprietary software system that allows national advertisers and their ad agencies to place ads on multiple newspaper web sites at one time and to target a specific demographic by having the advertisement posted in the section of the newspaper that they choose. During the period from its inception on April 26, 1999 through December 31, 2001, Global New York did not generate any significant revenues and, accordingly, it was in the development stage at the time of the exchange of shares described below and as of December 31, 2001.

             As of August 5, 1999, Global Nevada had, effectively, 1,576,000 shares of common stock outstanding, with a par value of $.001 per share. As of that date, Global Nevada issued 9,000,000 shares of common stock to acquire all of the 9,000,000 shares of common stock, which had no par value, of Global New York that were, effectively, then outstanding (the "Exchange"). All references to numbers of shares and per share amounts in these notes and the accompanying consolidated financial statements have been retroactively restated, where appropriate, for shares cancelled as a result of (i) the issuance of shares upon the exercise of warrants on August 10, 1999 and (ii) the September 1999 agreements (the "Cancellation Agreements") pursuant to which certain stockholders waived their right to receive and/or agreed to the cancellation of certain shares which had been held in escrow, as further explained in Note 8. As a result of the Exchange, Global New York became a wholly-owned subsidiary of Global Nevada, and Global Nevada had 10,576,000 shares of common stock outstanding, of which 9,000,000 shares, or 85.1%, were owned by the former stockholders of Global New York and 1,576,000 shares, or 14.9%, were owned by the former stockholders of Global Nevada. However, since the former stockholders of Global New York became the owners of a majority of the outstanding common shares of Global Nevada after the Exchange and Global Nevada had no significant operating activities or assets and liabilities prior to the Exchange, the Exchange was treated effective as of August 5, 1999 as a "purchase business combination" and a "reverse acquisition" for accounting purposes in which Global Nevada was the legal acquirer and Global New York was the accounting acquirer.

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

             As used herein, the "Company" refers to Global New York prior to August 5, 1999 and Global Nevada together with Global New York subsequent to that date. As used herein, "2001" refers to the year ended December 31, 2001, "2000" refers to the year ended December 31, 2000 and the "period from inception" refers to the period from April 26, 1999 (date of inception) through December 31, 2001.


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

           Cash equivalents:
             The Company considers highly liquid investments with maturities of three months or less when acquired to be cash equivalents.

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

            Impairment of long-lived assets:
             The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as equipment and capitalized software development costs, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies (continued):
            Net earnings (loss) per common share:
             The Company presents "basic" earnings (loss) per common share and, if applicable, it will present "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Generally, basic earnings
             (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

             Since the Company had losses in 2001 and 2000, the assumed effects of the exercise of outstanding stock options and warrants and the application of the treasury stock method were anti-dilutive and, therefore, diluted per share amounts have not been presented in the accompanying consolidated statements of operations.

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

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies (concluded):
            Recent pronouncements:
             In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Among other things, SFAS 144 provides guidance on the implementation of previous pronouncements related to when and how to measure impairment losses and how to account for discontinued operations. Management does not believe that the adoption of SFAS 144 will have a material impact on the Company's consolidated financial position or results of operations.

             The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain other accounting pronouncements as of December 31, 2001 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during 2001 and 2000, and it does not believe that any of those pronouncements will have any significant impact on the Company's consolidated financial statements at the time they become effective.


Note 3 - Basis of presentation:
             The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and it only generated revenues of approximately $202,000, $269,000 and $486,000 during 2001, 2000 and the period from inception, respectively. As a result, in part, of its limited revenues, the Company incurred net losses of $2,482,000, $3,098,000 and $5,938,000 and negative cash flows from operating activities of $1,111,000 and $1,385,000 and $2,847,000 during 2001, 2000 and the period from inception, respectively. As a result, the Company had a cash balance of only $34,000, a working capital deficiency of $130,000 and an accumulated deficit of approximately $5,938,000 as of December 31, 2001. In addition, management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities through at least December 31, 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Basis of presentation (concluded):

             To enable the Company to continue as a going concern through at least the year ending December 31, 2002, management plans to continue to seek opportunities to increase revenues through strategic alliances in the advertising industry, in addition to those already formed, and the licensing of the Company's proprietary software if and when its application for a patent for such software is approved. During the period from January 1, 2002 through April 2, 2002, the Company raised $305,000 through the sale of shares of both common and preferred stock, and management intends to continue to seek additional equity and/or debt financing for the Company. Since the Company has limited fixed costs, management will have the ability to curtail the Company's cash usage without causing a material impact on its overall operations during 2002. As a result, management believes, but cannot assure, that the Company will have sufficient resources and will be able to continue to operate through at least December 31, 2002.

             The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.


Note 4 - Advances to officers and former officers:
             Advances to officers and former officers made by the Company during the period from inception, including advances to officers of $68,841 outstanding as of December 31, 2001, were noninterest bearing and due on demand. Information as to the fair value of these financial instruments as of December 31, 2001 and 2000 has not been presented because management of the Company does not believe that there is any practical method that can be used to determine such fair value.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Income taxes:
             As of December 31, 2001, the Company had net operating loss carryforwards of approximately $5,720,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2021. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $1,945,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2001.

             The Company had also offset the potential benefits of $1,120,000 and $93,000 from net operating loss carryforwards by equivalent valuation allowances as of December 31, 2000 and 1999, respectively. As a result of the increases in the valuation allowance of $805,000, $1,047,000 and $1,945,000 during 2001, 2000 and the period from inception, respectively, there are no credits for income taxes reflected in the accompanying consolidated statements of operations to offset pre-tax losses.

             Prior to the Exchange on August 5, 1999, Global New York, with the consent of its stockholders, had elected to be treated as an "S" Corporation under the Internal Revenue Code. Accordingly, during the period from April 26, 1999 (date of inception) through August 5, 1999, Global New York's losses were allocated to its stockholders for inclusion in their personal income tax returns and it was not required to record any provision or credit for Federal income taxes. However, Global New York's pre-tax loss for that period was not material and, accordingly, the aforementioned elections did not materially change the effective tax rate for the period from inception.


Note 6 - Notes payable:
             Notes payable consists of various equipment financing obligations payable in monthly installments through July 2005 with interest at variable rates (the effective rates ranged from 19.5% to 36.7% at December 31, 2001. The notes are secured by substantially all of the Company's computer equipment.

             Required principal payments for the notes in each of the years subsequent to December 31, 2001 are as follows:

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Notes payable (concluded):

          Year Ending
          December 31,                                             Amount

                2002                                              $23,348
                2003                                               22,649
                2004                                               12,437
                2005                                                7,019
                                                                ---------

                            Total                                 $65,453
                                                                =========


Note 7 - Commitments and contingencies:
            Concentrations of credit risk:
             Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank deposit accounts which, at times, may exceed Federally insured limits. The Company reduces its exposure to credit risk by maintaining its cash deposits with major financial institutions and monitoring their credit ratings.

             The Company extends credit to its customers. It does not require any collateral. Because the Company had only generated a limited amount of revenues through December 31, 2001, each customer generated a significant percentage of its total revenues in 2001 and 2000 and a few customers accounted for substantially all of its accounts receivable balance as of December 31, 2001. To limit credit risk, the Company closely monitors the extension of credit while maintaining appropriate allowances for potential credit losses. Accordingly, management does not believe that the Company was exposed to significant credit risk at December 31, 2001.


Note 8 - Stockholders' equity:
            Preferred stock authorized:
             The Company's Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series, with terms and preferences to be determined by the Company's Board of Directors. No shares of preferred stock had been issued as of December 31, 2001 (see Note 11).

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Stockholders' equity (continued):
            Issuances and cancellations of common stock and warrants:
             The Company's Articles of Incorporation also authorize the issuance of 50,000,000 shares of common stock with a par value of $.001 per share.

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

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Stockholders' equity (continued):
            Issuances and cancellations of common stock and warrants
            (continued):
             As a result of the September 1999 Cancellation Agreements, (i) 2,424,000 shares of the Company's common stock held by certain of the stockholders of Global Nevada became subject to cancellation;
             (ii) 10,000,000 Earnout Shares and 6,299,700 Penalty Shares that were held in escrow became subject to cancellation; and (iii) the remaining 2,000,000 Earnout Shares and 1,000,000 Penalty Shares that were held in escrow became subject to release to the founders of Global New York that waived their rights to and agreed to the cancellation of the 10,000,000 Earnout Shares and the 6,299,700 Penalty Shares. As a result, the Company had, effectively, 10,776,000 shares of common stock outstanding as of September 30, 1999 comprised of 1,576,000 shares that were effectively issued to the former stockholders of Global Nevada, 9,000,000 shares that were effectively issued to the founders of Global New York and 200,000 shares that had been issued as a result of the private placement and the exercise of Warrants.

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

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Stockholders' equity (continued):
            Issuances and cancellations of common stock and warrants
            (concluded):
             During 2001, the Company received proceeds of $978,247, net of expenses of $139,451 paid in cash, from the sale and issuance of 7,677,553 shares of common stock through private placements intended to be exempt from registration under the Act. The total included 466,750 shares sold at $.25 per share, 250,000 shares sold at $.20 per share, 3,082,203 shares sold at $.22 per share, 2,577,600 shares sold at $.10 per share and 1,301,000 shares issued for financial services related to the private placements.

             During 2001, the Company issued a total of 1,367,778 shares of common stock which had an aggregate fair value of $1,046,806 in exchange for services. The total included 340,000 shares issued with a fair value of $1.3125 per share, 750,000 shares issued with a fair value of $.56 per share and 277,778 shares issued with a fair value of $.65 per share.

             The issuances of shares for services were noncash transactions that are not reflected in the accompanying consolidated statements of cash flows.

            Treasury stock:
             During 2000, the Board of Directors authorized the repurchase by the Company of up to 100,000 shares of its outstanding common stock, and the Company repurchased 14,500 shares at a cost of $17,670 or an average of $1.22 per share.

             During 2001, the Company repurchased a total of 3,790,500 shares of its outstanding common stock for the treasury at an aggregate cost of $371,561 as follows:

             o On March 1, 2001, the Company entered into agreements with two of its former officers in conjunction with their resignation as directors of the Company. As of December 31, 2000, these former officers held a total of 3,870,000 shares of the Company's common stock. Pursuant to the agreements, the Company effectively repurchased a total of 400,000 shares of common stock from the former officers during 2001 in exchange for the cancellation of receivables of $105,627 (effectively, $.26 per share) that arose from noninterest bearing advances made to them prior to December 31, 2000 (see Note 4). The repurchases of those shares in exchange for the cancellation of receivables were noncash transactions that are not reflected in the accompanying 2001 consolidated statement of cash flows. The agreements also required the Company to repurchase an additional total of 3,270,000 shares of common stock from the former officers at the rate of 300,000 shares per month and a purchase price of $.10 per share.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Stockholders' equity (continued):
            Treasury stock (concluded):

             However, management of the Company believed that the former officers breached their respective obligations under the agreements and, after repurchasing 450,000 shares for $45,000 or $.10 per share, the Company stopped such repurchases and filed a Demand for Arbitration with the American Arbitration Association during 2001. Pursuant to settlement agreements with the former stockholders, the Company repurchased the remaining 2,820,000 shares subject to the original repurchase agreements for $122,700 or $.044 per share.

             o During 2001, the Board of Directors authorized the repurchase by the Company of up to 200,000 additional shares of its outstanding common stock, and the Company repurchased 120,500 shares at a cost of $98,234 or an average of $.82 per share. As of December 31, 2001, the Company had repurchased a total of 135,000 shares pursuant to the authorizations by the Board of Directors.

             o During 2001, the Company retired 850,000 shares of common stock held in its treasury.

            Stock options:
             During 1999, the Company issued options to purchase 195,000 shares of common stock in exchange for consulting services. All of the options remained outstanding at December 31, 2000 and are exercisable at $.50 per share at any time prior to their expiration on December 31, 2002. The options had an approximate aggregate fair value of $76,050, all of which was charged to selling, general and administrative expenses during 1999.

             During 2000, the Company issued options to purchase 100,000 shares of common stock in exchange for consulting services. All of those options remained outstanding at December 31, 2001 and are exercisable at $.93 per share at any time prior to their expiration on February 28, 2003. The options had an approximate fair value of $72,000, which was charged to selling, general and administrative expenses during 2000.

             During 2001, the Company issued options to purchase 450,000 shares of common stock that were originally exercisable at $.93 per share and were due to expire on February 28, 2003. The options were issued in exchange for consulting services provided in connection with the development of the Company's proprietary software and, accordingly, the fair value of those options of $324,000 was capitalized. Subsequently, the Company agreed to issue 450,000 shares of its common stock in exchange for the cancellation of the options. The fair value of the common stock issued to the holders was less than the original fair value of the options granted and, accordingly, the accompanying consolidated financial statements do not reflect any adjustments of the amounts originally recorded as a result of the exchange.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Stockholders' equity (concluded):
            Stock options (concluded):

             The fair value of the options was determined in 2001 and 2000 using a Black-Scholes option-pricing model in accordance with SFAS 123 based on the following assumptions:

                 Expected years of option life                           1.5
                 Risk free interest rate                                 6%
                 Dividend yield                                          0%
                 Volatility                                            113%

             The options outstanding as of December 31, 2001 were exercisable and had a weighted average remaining contractual life of 1.05 years and a weighted average exercise price of $.65 per share.

             As a result of the issuances of shares and options to purchase shares described above, the Company charged a total of $1,046,806, $1,778,250 and $2,728,675 to selling, general and administrative expenses during 2001, 2000 and the period from inception, respectively, and $324,000 to capitalized software costs in 2000 and increased common stock and additional paid-in capital by equivalent aggregate amounts, based on the fair value of the shares and options issued for services. The issuances of shares and options for services are noncash transactions that are not reflected in the accompanying consolidated statements of cash flows.


Note 9 - Other related party transactions and commitments:
             Selling, general and administrative expenses include charges by related parties for client entertainment, office and secretarial services and other office expenses totaling approximately $221,000, $296,000 and $591,000 for 2001, 2000 and the period from inception, respectively.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10- Other noncash transactions:

             As of December 31, 2000, accounts payable and accrued expenses included approximately $18,000 attributable to purchases of equipment. During 2001, the Company entered into an agreement whereby it will pay for such purchases in installments through March 2004 (see Note 6). Accordingly, the remaining liability has been reclassified and included in notes payable as of December 31, 2001. This noncash transaction is not reflected in the accompanying 2001 consolidated statement of cash flows.


Note 11- Subsequent events:

             During the period from January 1, 2002 through April 2, 2002, the Company received gross proceeds of $305,000 through the sale of 30,000 shares of common stock at $.10 per share and 3,341,176 shares of common stock that will be converted into 3,341,176 shares of preferred stock upon the proper filing of the certificate of designation with respect to the preferred stock at prices ranging from $.085 to $.10 per share pursuant to private placements intended to be exempt from registration under the Act. Holders of the preferred shares will be entitled to receive dividends at the annual rate of 8% and will have voting rights equivalent to those of a holder of common stock. In addition, the Company issued 637,000 shares of common stock for services in connection with private placements.

             During the period from January 1, 2002 to March 31, 2002, the Company issued a total of 3,150,000 shares of common stock as compensation for the services of its executive officers and consultants. The shares had an approximate fair value of $630,000 as of the date of issuance which will be charged to expense during the first quarter of 2002.

                                      * * *