Form 10QSB
period 2002-03-31
GLOBAL NETWORK INC
filed 2002-05-20
CIK 1093884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from _______ to ______

                        Commission file number: 000-27185

                              GLOBAL NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)


             Nevada                                       88-0367123
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


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

        Yes   [x]              No   [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,991,757

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

                  SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, computer equipment, capitalized software development costs, stock based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The accounting policies and estimates used as of December 31, 2001, which are included in the notes to the consolidated financial statements in the Company's previously filed Form 10-KSB, have been applied consistently for the quarter ended March 31, 2002.

Results of Operations

         Revenues:

         Revenues for the three months ended March 31, 2002 were $51,000 as compared with $65,363 for the three months ended March 31, 2001, representing a decrease of $14,363 or 22%. Revenues for the period from inception were $536,802 The decreased revenues were attributable to the general slowdown in economic activity and the fact that companies, particularly Internet companies which are the largest advertisers on the Internet, reduced their advertising budgets.

         Cost of Revenues:

         Cost of revenues for the three months ended March 31, 2002 was $13,603 as compared with $27,588 for the three months ended March 31, 2001. Cost of revenues for the period from inception were $257,379. As a result of the decrease in our cost of revenues of $13,985 or 51%, our gross profit for the three months ended March 31, 2002 was $37,397 as compared with $37,775 for the three months ended March 31, 2001. The decrease in costs was attributable to the implementation of revenue sharing plans with newspapers instead of the outright purchase of impressions.

         Selling, General and Administrative Expenses:

         Selling, general and administrative expenses for the three months ended March 31, 2002 were $653,189 as compared with $784,168 for the three months ended March 31, 2001, representing a decrease of $130,979 or 17%. Selling, general and administrative expenses for the period from inception were $6,867,948. The decrease in these costs is primarily a result of our efforts to better manage our costs and reduce excess spending. In addition, during the three months ended March 31, 2002, we recognized a non-cash charge of $409,500 associated with the issuance of 3,150,000 shares of our common stock, of which 2,000,000 shares with a fair value of $260,000 were given to members of our Board of Directors for services rendered and the remaining 1,150,000 shares with a fair value of $149,000 were given to consultants for investment services and assistance with the maintenance and updating of our proprietary software. During the three months ended March 31, 2001, we recognized a non-cash charge of $446,250 associated with the issuance of 340,000 shares of our common stock for similar services.

         Loss From Operations:

         Loss from operations as of the three months ended March 31, 2002 was $(615,792) as compared with $(746,393) for the three months ended March 31, 2001. Our loss from operations for the period from inception was $(6,588,525). The decrease in loss from operations was primarily attributable to our improved gross margins and our reductions in selling, general and administrative expenses as described above.

         Net Loss:

         Net loss was $(619,941) for the three months ended March 31, 2002 as compared with $(745,569) for the three months ended March 31, 2001. Net loss for the period from inception was $(6,557,567).

         Liquidity and Capital Resources

         Our financial statements have been prepared assuming that we will continue as a going concern. We are in the development stage and only generated revenues of approximately $51,000 and $537,000 during the three months ended March 31, 2002 and the period from inception, respectively. As a result, in part, of our limited revenues, we incurred net losses of $620,000 and $6,558,000 and negative cash flows from operating activities of $192,000 and $3,038,000 during the three months ended March 31, 2002 and the period from inception, respectively. As a result, we had a cash balance of only $124,000, a working capital deficiency of $32,000 and an accumulated deficit of approximately $6,558,000 as of March 31, 2002. In addition, we believe that we will continue to incur net losses and negative cash flows from operating activities through at least March 31, 2003. These matters raise substantial doubt about our ability to continue as a going concern.

         To enable us to continue as a going concern through at least the twelve-month period ending March 31, 2003, we plan to continue to seek opportunities to increase revenues through strategic alliances in the advertising industry, in addition to those already formed, and the licensing or sale of our proprietary software if and when the application for a patent for such software is approved. We have renewed our contract with the Newspaper National Network and have entered into an non-disclosure agreement with the Associated Press to develop an offline planning tool to complement our proprietary software system. During the three months ended March 31, 2002, we raised $295,000 through the sale of shares of common stock and we intend to continue to seek additional equity and/or debt financing for the Company. Because we have limited fixed costs, we believe we will have the ability to curtail our cash usage without causing a material impact on our overall operations during the twelve-month period ending March 31, 2003. As a result, we believe, but cannot assure, that we will have sufficient resources and will be able to continue to operate through at least March 31, 2003.

         As of March 31, 2002 and 2001 and from inception, we used approximately $(192,000), $(329,000) and ($3,038,000), respectively, in our operating activities, primarily to fund our net losses.

         As of March 31, 2002 and 2001 and from inception, we used approximately $(4,700), $(4,000) and ($172,000), respectively, in our investing activities for the purchases of equipment and our proprietary software.

         Through our financing activities, primarily consisting of private placements of shares of common stock, we have raised net proceeds of approximately $286,000 and $112,000 and $3,334,000 during the three months ended March 31, 2002 and 2001 and from inception, respectively.

         During the three-month period ended March 31, 2002, we received proceeds of $295,000, net of expenses of $10,000, from the sale and issuance of 4,008,176 shares of common stock through such private placements exempt from registration under the Securities Act of 1933. A total of 3,341,176 shares of common stock sold through such private placements will be converted into 3,341,176 shares of preferred stock upon the proper filing of a certificate of designations and preferences with respect to the preferred stock. These shares will have a liquidation preference. During the three-month period ended March 31, 2002, we issued a total of 3,150,000 shares of common stock as compensation for the services of executive officers and consultants. Such shares had a fair value of $630,000 at the time of issuance.

         We will require additional capital during the remainder of 2002 to continue to implement our business strategy. Such additional capital may be raised through public or private financings, as well as through borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to our stockholders. No assurance can be given, however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements to implement its business strategy. If we are unable to access the capital markets or obtain acceptable financing, the results of operations and financial conditions could be materially and adversely affected. If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to our technology. While we have begun to receive commercial revenues, there can be no assurance that revenue growth will continue or be able to provide adequate cash to sustain our operations.

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

                                    Part II
                                Other Information

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         We sold an aggregate of 4,008,176 shares of our common stock through a private placement which provided us with total gross proceeds of $295,000, net of expenses of $10,000. The issuance of these securities was exempt from registration pursuant to section 4(2) of the Securities Act of 1933. The total included 1,230,000 shares sold at $.10 per share, 2,141,176 shares sold at $.085 per share and 637,000 shares issued for financial services related to the private placement. A total of 3,341,176 shares of common stock sold through the private placement will be converted into 3,341,176 shares of preferred stock upon the proper filing of the certificate of designation with respect to the preferred stock. Holders of the preferred shares will be entitled to receive cummulative dividends at the annual rate of 8% and will have voting rights equivalent to those of a holder of common stock.

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





May 20, 2002

                                   Global Network, Inc.


                                    S/S James C. Mason
                                   --------------------------------------------
                                   James C. Mason, CEO, President,
                                   Treasurer and Director (Principal Executive, Financial and Accounting Officer)

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)




                                    I N D E X


                                                                         PAGE

CONDENSED CONSOLIDATED BALANCE SHEET
     MARCH 31, 2002 (Unaudited)                                          F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     THREE MONTHS ENDED MARCH 31, 2002 AND 2001 AND PERIOD FROM
     APRIL 26, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2002
     (Unaudited)                                                         F-3

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
EQUITY
     THREE MONTHS ENDED MARCH 31, 2002 AND PERIOD FROM
     APRIL 26, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2002
     (Unaudited)                                                        F-4/5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     THREE MONTHS ENDED MARCH 31, 2002 AND 2001 AND PERIOD FROM
     APRIL 26, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2002
     (Unaudited)                                                         F-6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)       F-7/10



                                      * * *

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (Unaudited)


                                     ASSETS

Current assets:
     Cash and cash equivalents                                         $   124,172
     Accounts receivable, net of allowance for doubtful accounts           115,724
     Advances to officers                                                   69,670
     Other current assets                                                    9,275
                                                                       -----------
              Total current assets                                         318,841

Computer equipment, net of accumulated depreciation of $42,423             103,607
Capitalized software development costs, net of accumulated
     amortization of $127,235                                              294,879
Other assets                                                                12,523
                                                                       -----------

              Total                                                    $   729,850
                                                                       ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                             $   305,509
     Current portion of notes payable                                       25,043
     Other current liabilities                                              20,564
                                                                       -----------
              Total current liabilities                                    351,116

Notes payable, net of current portion                                       35,169
                                                                       -----------
              Total liabilities                                            386,285
                                                                       -----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value; 5,000,000 shares authorized;
         none issued                                                         -
     Common stock, $.001 par value; 50,000,000 shares authorized;
         27,991,757 shares issued                                           27,992
     Additional paid-in capital                                          7,115,109
     Treasury stock - 2,975,000 shares, at cost                           (241,969)
     Deficit accumulated in the development stage                       (6,557,596)
                                                                       -----------
              Total stockholders' equity                                   343,565
                                                                       -----------

              Total                                                    $   729,850
                                                                       ===========

See Notes to Condensed Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE MONTHS ENDED MARCH 31, 2002 AND 2001 AND PERIOD FROM
            APRIL 26, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2002
                                   (Unaudited)



                                                         Three Months
                                                       Ended March 31,             Cumulative
                                                ---------------------------           from
                                                    2002              2001          Inception
                                                -------------     -------------   -------------
Revenues                                        $     51,000      $     65,363    $    536,802

Cost of revenues                                      13,603            27,588         257,379
                                                -------------     -------------   -------------

Gross profit                                          37,397            37,775         279,423

Selling, general and administrative expenses         653,189           784,168       6,867,948
                                                -------------     -------------   -------------

Loss from operations                                (615,792)         (746,393)     (6,588,525)
                                                -------------     -------------   -------------

Other income (expense):
     Interest income                                      83             4,797          57,270
     Interest expense                                 (4,232)           (3,973)        (26,312)
                                                -------------     -------------   -------------
         Totals                                       (4,149)              824          30,958
                                                -------------     -------------   -------------

Net loss                                        $   (619,941)     $   (745,569)   $ (6,557,567)
                                                =============     =============   =============

Basic net loss per common share                 $       (.03)     $       (.06)
                                                =============     =============

Basic weighted average common
     shares outstanding                           22,707,090        12,482,847
                                                =============     =============





See Notes to Condensed Consolidated Financial Statements.


                                                                  GLOBAL NETWORK, INC. AND SUBSIDIARY
                                                                     (A Development Stage Company)

                                                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                   THREE MONTHS ENDED MARCH 31, 2002 AND PERIOD FROM APRIL 26, 1999
                                                              (DATE OF INCEPTION) THROUGH MARCH 31, 2002
                                                                              (Unaudited)




                                                              Common Stock                Stock        Additional
                                                       -------------------------       Subscription      Paid-in
                                                          Shares          Amount        Receivable       Capital
                                                       ----------      ----------      ------------   ------------
Initial issuance of shares on April 26, 1999
   (as retroactively adjusted to reflect shares
   effectively issued prior to reverse acquisition
   on August 5, 1999 and the effects of certain
   agreements on September 9, 1999)                     9,000,000      $      100       $    (100)

Effects of reverse acquisition                          1,576,000          10,476             100     $   (45,576)
Sale of units of shares of common stock
   and warrants through private placement                 100,000             100                         199,900
Exercise of warrants                                      100,000             100                         199,900
Effects of issuance of common stock in
   exchange for services                                   35,000              35                           8,090
Effects of issuance of stock options in
   exchange for services                                                                                   76,050
Net loss
                                                       ----------       ---------      ------------   ------------
Balance, December 31, 1999                             10,811,000          10,811            --           438,364
Sale of shares of common stock through private
   placements, net of expenses of $145,250              1,552,250           1,552                       2,011,198
Cancellation of shares of common stock                 (1,175,000)         (1,175)                          1,175
Effects of issuance of common stock in
   exchange for services                                1,000,000           1,000                       1,705,250
Effects of issuance of stock options in
   exchange for services                                                                                  396,000
Purchase of treasury stock
Net loss
                                                       ----------       ---------      ------------   ------------
Balance, December 31, 2000                             12,188,250          12,188            --         4,551,987




                                                                                     Deficit
                                                                                    Accumulated
                                                              Treasury Stock           in the
                                                          -----------------------   Development
                                                              Shares     Amount        Stage             Total
                                                         ------------- ---------   --------------   --------------

Initial issuance of shares on April 26, 1999
   (as retroactively adjusted to reflect shares effectively issued prior to reverse acquisition on August 5, 1999 and the effects of certain agreements on September 9, 1999)

Effects of reverse acquisition                                                                      $    (35,000)
Sale of units of shares of common stock
   and warrants through private placement                                                                200,000
Exercise of warrants                                                                                     200,000
Effects of issuance of common stock in
   exchange for services                                                                                   8,125
Effects of issuance of stock options in
   exchange for services                                                                                  76,050
Net loss                                                                            $   (357,722)       (357,722)
                                                         ------------- ---------   --------------   --------------
Balance, December 31, 1999                                                              (357,722)         91,453
Sale of shares of common stock through private
   placements, net of expenses of $145,250                                                             2,012,750
Cancellation of shares of common stock
Effects of issuance of common stock in
   exchange for services                                                                               1,706,250
Effects of issuance of stock options in
   exchange for services                                                                                 396,000
Purchase of treasury stock                                     14,500  $ (17,670)                        (17,670)
Net loss                                                                               (3,097,910)    (3,097,910)
                                                         ------------- ---------   ---------------  --------------
Balance, December 31, 2000                                     14,500    (17,670)      (3,455,632)     1,090,873




                                                                  GLOBAL NETWORK, INC. AND SUBSIDIARY
                                                                     (A Development Stage Company)

                                                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                   THREE MONTHS ENDED MARCH 31, 2002 AND PERIOD FROM APRIL 26, 1999
                                                              (DATE OF INCEPTION) THROUGH MARCH 31, 2002
                                                                              (Unaudited)

                                                              Common Stock                Stock        Additional
                                                       -------------------------       Subscription      Paid-in
                                                          Shares          Amount        Receivable       Capital
                                                       ----------      ----------      ------------   ------------
Sale of shares of common stock through private
   placements, net of expenses of $139,451              7,677,553      $  7,678                       $   970,569

Purchases of treasury stock for cash

Purchases of treasury stock through cancellation of advances receivable from former officers

Effects of issuance of common stock in
   exchange for services                                1,367,778         1,368                         1,045,438

Retirement of treasury stock                             (850,000)         (850)                         (149,777)

Effects of issuance of common stock in
   exchange for cancellation of stock options             450,000           450                              (450)
                                                       ----------      ---------                      ------------

Net loss

Balance, December 31, 2001                             20,833,581        20,834    $  -                 6,417,767

Sale of shares of common stock through private
   placements, net of expenses of $10,000               4,008,176         4,008                           290,992

Purchases of treasury stock for cash

Effects of issuance of common stock in
   exchange for services                                3,150,000         3,150                           406,350

Net loss
                                                       ----------      ---------   ----------         ------------

Balance, March 31, 2002                                27,991,757       $27,992    $   -               $7,115,109
                                                       ==========      =========   ==========         ============



                                                                                         Deficit
                                                                                       Accumulated
                                                              Treasury Stock             in the
                                                       -----------------------------   Development
                                                          Shares          Amount          Amount          Total
                                                       ------------    -------------    ----------   --------------



Sale of shares of common stock through private
   placements, net of expenses of $139,451                                                            $   978,247

Purchases of treasury stock for cash                    3,390,500       $(265,934)                       (265,934)

Purchases of treasury stock through cancellation
   of advances receivable from former officers            400,000        (105,627)                       (105,627)

Effects of issuance of common stock in
   exchange for services                                                                                1,046,806

Retirement of treasury stock                             (850,000)        150,627

Effects of issuance of common stock in
   exchange for cancellation of stock options


Net loss                                                                              $(2,481,994)     (2,481,994)
                                                       ------------    -------------  ------------   --------------

Balance, December 31, 2001                              2,955,000        (238,604)     (5,937,626)        262,371

Sale of shares of common stock through private
   placements, net of expenses of $10,000                                                                 295,000

Purchases of treasury stock for cash                       20,000          (3,365)                         (3,365)

Effects of issuance of common stock in
   exchange for services                                                                                  409,500

Net loss                                                                                 (619,941)       (619,941)

                                                       ------------    -------------  ------------   --------------
Balance, March 31, 2002                                 2,975,000       $(241,969)    $(6,557,567)    $   343,565
                                                       ============    =============  ============   ==============



See Notes to Condensed Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED MARCH 31, 2002 AND 2001 AND PERIOD FROM
            APRIL 26, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2002
                                   (Unaudited)



                                                                                    Three Months
                                                                                  Ended March 31,             Cumulative
                                                                          -----------------------------          from
                                                                               2002              2001          Inception
                                                                          -------------      ------------    ------------
Operating activities:
     Net loss                                                                $(619,941)        $(745,569)      $(6,557,567)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Provision for doubtful accounts                                        20,000                             243,846
         Depreciation                                                            7,302             7,069            42,423
         Amortization of software development costs                             21,206            21,206           127,235
         Costs of services paid through issuance of
              common stock and stock options                                   409,500           446,250         3,318,731
         Changes in operating assets and liabilities:
              Accounts receivable                                              (47,500)          (10,647)         (359,570)
              Advances to officers and former officers, net                       (829)           (9,910)         (175,297)
              Other current assets                                              (4,525)           18,649            (9,275)
              Other assets                                                                        (4,186)          (12,523)
              Accounts payable and accrued expenses                             22,969           (52,012)          323,089
              Other current liabilities                                                                             20,564
                                                                          ------------       -----------      ------------
                     Net cash used in operating activities                    (191,818)         (329,150)       (3,038,344)
                                                                          ------------       -----------      ------------

Investing activities:
     Purchase of computer equipment                                             (4,655)           (4,461)          (73,665)
     Payments for capitalized software development
         costs                                                                                                     (98,114)
                                                                          ------------       -----------      ------------
                     Net cash used in investing activities                      (4,655)           (4,461)         (171,779)
                                                                          ------------       -----------      ------------

Financing activities:
     Payment of notes payable                                                   (5,241)           (3,200)          (29,733)
     Proceeds from sale of common stock and
         warrants                                                              295,000           166,688         3,485,997
     Proceeds from exercise of warrants                                                                            200,000
     Purchases of treasury stock                                                (3,365)          (51,736)         (286,969)
     Payments of costs in connection with reverse
         acquisition                                                                                               (35,000)
                                                                          ------------       -----------      ------------
                     Net cash provided by financing activities                 286,394           111,752         3,334,295
                                                                          ------------       -----------      ------------

Net increase (decrease) in cash and cash equivalents                            89,921          (221,859)          124,172

Cash and cash equivalents, beginning of period                                  34,251           454,945           -
                                                                          ------------       -----------      ------------

Cash and cash equivalents, end of period                                    $  124,172         $ 233,086      $    124,172
                                                                          ============       ===========      ============




See Notes to Condensed Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Organization and business:
          In 1999, Global Network, Inc. and its subsidiary (the "Company") began to develop business operations comprised of packaging and selling online banner advertising on newspaper web sites to national advertisers. The Company has developed a proprietary software system that allows national advertisers and their ad agencies to place ads on multiple newspaper web sites at one time and to target a specific demographic by having the advertisement posted in the section of the newspaper that they choose. During the period from its inception on April 26, 1999 through March 31, 2002, the Company did not generate any significant revenues and, accordingly, it was in the development stage as of March 31, 2002.

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2002, its results of operations and cash flows for the three months ended March 31, 2002 and 2001, its changes in stockholders' equity for the three months ended March 31, 2002 and the related cumulative amounts for the period from April 26, 1999 (date of inception) to March 31, 2002. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2001 and for the period from April 26, 1999 (date of inception) to December 31, 2001 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended December 31, 2001 that was previously filed with the SEC.

          The results of the Company's operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations for the full year ending December 31, 2002.


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

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 2 - Net earnings (loss) per common share (concluded):
          Since the Company had a loss for the three months ended March 31, 2002 and 2001, the assumed effects of the exercise of outstanding stock options and warrants and the application of the treasury stock method would have been anti-dilutive and, therefore, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations for those periods.


Note 3 - Basis of presentation:
          The condensed accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and it only generated revenues of approximately $51,000 and $537,000 during the three months ended March 31, 2002 and the period from inception, respectively. As a result, in part, of its limited revenues, the Company incurred net losses of $620,000 and $6,558,000 and negative cash flows from operating activities of $192,000 and $3,038,000 during the three months ended March 31, 2002 and the period from inception, respectively. As a result, the Company had a cash balance of only $124,000, a working capital deficiency of $32,000 and an accumulated deficit of approximately $6,558,000 as of March 31, 2002. In addition, management believes that the Company will continue to incur net losses and negative cash flows from operating activities through at least March 31, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern.

          To enable the Company to continue as a going concern through at least the twelve-month period ending March 31, 2003, management plans to continue to seek opportunities to increase revenues through strategic alliances in the advertising industry, in addition to those already formed, and the licensing or sale of the Company's proprietary software if and when its application for a patent for such software is approved. During the three months ended March 31, 2002, the Company raised $295,000 through the sale of shares of common stock (see Note 5 herein), and management intends to continue to seek additional equity and/or debt financing for the Company. Since the Company has limited fixed costs, management believes it will have the ability to curtail the Company's cash usage without causing a material impact on its overall operations during the twelve-month period ending March 31, 2003. As a result, management believes, but cannot assure, that the Company will have sufficient resources and will be able to continue to operate through at least March 31, 2003.

          The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 4 - Advances to officers and former officers:
          Advances to officers of $69,670 as of March 31, 2002 were due on demand. All advances to officers and former officers during the period from April 26, 1999 through March 31, 2002 were noninterest bearing.


Note 5 - Income taxes:
          As of March 31, 2002, the Company had net operating loss carryforwards of approximately $6,318,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2022. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $2,527,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of March 31, 2002.

          The Company had also offset the potential benefits from net operating loss carryforwards by an equivalent valuation allowance during the period from April 26, 1999 through December 31, 2001. As a result of the increase in the valuation allowance of $582,000, $496,000 and $2,527,000 during the three months ended March 31, 2002 and 2001 and the period from April 26, 1999 through March 31, 2002, respectively, there are no credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax losses.


Note 6 - Stockholders' equity:
          Preferred stock authorized:
            The Company's Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series, with terms and preferences to be determined by the Company's Board of Directors. No shares of preferred stock had been issued as of March 31, 2002 although certain shares of common stock issued during the three months ended March 31, 2002 will be converted into shares of preferred stock as explained below.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 6 - Stockholders' equity (concluded):
          Issuances of common stock:
            During the three months ended March 31, 2002, the Company received proceeds of $295,000, net of payments for related costs and expenses of $10,000, from the sale and issuance of 4,008,176 shares of common stock that were made through a private placement intended to be exempt from registration under the Securities Act of 1933 (the "Act"). The total included 1,230,000 shares sold at $.10 per share, 2,141,176 shares sold at $.085 per share and 637,000 shares issued for financial services related to the private placement. A total of 3,341,176 shares of common stock sold through the private placement will be converted into 3,341,176 shares of preferred stock upon the proper filing of the certificate of designation with respect to the preferred stock. Holders of the preferred shares will be entitled to receive cummulative dividends at the annual rate of 8% and will have voting rights equivalent to those of a holder of common stock.

            During the three months ended March 31, 2002, the Company issued a total of 3,150,000 shares of common stock as compensation for the services of executive officers and consultants. The shares had an approximate fair value of $409,500 or $.13 per share as of the date the company agreed to issue the shares which was charged to selling, general and administrative expenses during that period. The issuances of those shares for services were noncash transactions that are not reflected in the accompanying 2002 condensed consolidated statement of cash flows.

          Treasury stock:
            During 2001 and 2000, the Board of Directors authorized the repurchase by the Company of up to 300,000 additional shares of its outstanding common stock. During the three months ended March 31, 2002, the Company repurchased 20,000 shares at a cost of $3,365 or an average of $.17 per share. As of March 31, 2002, the Company had repurchased a total of 155,000 shares pursuant to the authorization by the Board of Directors.


Note 7 - Other related party transactions:
          Selling, general and administrative expenses include charges by related parties for client entertainment, office and secretarial services and other office expenses totaling approximately $47,000, $67,000 and $638,000 for the three months ended March 31, 2002 and 2001 and for the period from April 26, 1999 through March 31, 2002, respectively.



                                      * * *