Form 10QSB
period 2002-06-30
GLOBAL NETWORK INC
filed 2002-08-14
CIK 1093884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2002

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

        Yes   [x]              No   [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,415,717


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

          The accounting policies and estimates used as of December 31, 2001, which are included in the notes to the consolidated financial statements in the Company's previously filed Form 10-KSB, have been applied consistently for the quarter ended June 30, 2002.

          Results of Operations:

          Six months ended June 30, 2002 as compared to the six months ended June 30, 2001:

          Revenues:

          Revenues for the six months ended June 30, 2002 were $120,956 as compared with $110,363 for the six months ended June 30, 2001, representing an increase of $10,593 or 9.6%. Revenues for the period from inception were $606,758. The increased revenues were attributable to more intensive training with the National Newspaper Network sales staff, participation in contracts resulting from our onsite help desk at National Newspaper Network, and enhanced relationships with major advertising agencies including, among others, Interpublic Omnicom and WPP Group.

          Cost of Revenues:

          Cost of revenues for the six months ended June 30, 2002 was $34,590 as compared with $59,655 for the six months ended June 30, 2001. Cost of revenues for the period from inception were $278,366. As a result of the decrease in our cost of revenues of $25,065 or 42%, our gross profit for the six months ended June 30, 2002 was $86,366 as compared with $50,708 for the six months ended June 30, 2001. The decrease in costs was attributable to the implementation of revenue sharing plans with newspapers instead of the outright purchase of impressions.

          Selling, General and Administrative Expenses:

          Selling, general and administrative expenses for the six months ended June 30, 2002 were $1,162,085 as compared with $1,688,944 for the six months ended June 30, 2001, representing a decrease of $526,859 or 31%. Selling, general and administrative expenses for the period from inception were $7,376,844. The decrease in these costs is primarily a result of management's effort to better contain costs. In addition, during the six months ended June 30, 2002, we recognized a non-cash charge of $572,600 associated with the issuance of 4,420,000 shares of our common stock, of which 2,000,000 shares with a fair value of $260,000 were given to members of our Board of Directors for services rendered and the remaining 2,420,000 shares with a fair value of $312,600 were given to consultants for investment services, public relations and marketing services and assistance with the maintenance and updating of our proprietary software. During the six months ended June 30, 2001, we recognized a non-cash charge of $866,250 associated with the issuance of 1,090,000 shares of our common stock for similar services.

          Loss From Operations:

          Loss from operations for the six months ended June 30, 2002 was $(1,075,719) as compared with $(1,638,236) for the six months ended June 30, 2001. Our loss from operations for the period from inception was $(7,048,452). The decrease in loss from operations was primarily attributable to our improved gross margins and our reductions in selling, general and administrative expenses as described above.

          Net Loss:

          Net loss was $(1,083,587) for the six months ended June 30, 2002 as compared with $(1,641,479) for the six months ended June 30, 2001. Net loss for the period from inception was $(7,021,213).

          Three months ended June 30, 2002 as compared to the three months ended June 30, 2001:

          Revenues:

          Revenues for the three months ended June 30, 2002 were $69,956 as compared with $45,000 for the three months ended June 30, 2001, representing a increase of $24,956 or 55.5%. The increased revenues were attributable to more intensive training with the National Newspaper Network sales staff, participation in contracts resulting from our onsite help desk at National Newspaper Network, and enhanced relationships with major advertising agencies including, among others, Interpublic Omnicom and WPP Group.

          Cost of Revenues:

          Cost of revenues for the three months ended June 30, 2002 was $20,987 as compared with $32,067 for the three months ended June 30, 2001. As a result of the decrease in our cost of revenues of $11,080 or 34.6%, our gross profit for the three months ended June 30, 2002 was $48,969 as compared with $12,933 for the three months ended June 30, 2001. The decrease in costs was attributable to the implementation of revenue sharing plans with newspapers instead of the outright purchase of impressions.

          Selling, General and Administrative Expenses:

          Selling, general and administrative expenses for the three months ended June 30, 2002 were $508,896 as compared with $904,776 for the three months ended June 30, 2001, representing a decrease of $395,880 or 43.8%. The decrease in these costs is primarily a result of management's efforts to better contain costs. In addition, during the three months ended June 30, 2002, we issued 1,270,000 shares of common stock with a fair value of approximately $163,000 for marketing and public relations services. During the three months ended June 30, 2001, we issued 750,000 shares of common stock with a fair value of approximately $420,000 for similar type services.

          Loss From Operations:

          Loss from operations as of the three months ended June 30, 2002 was $(459,927) as compared with $(891,843) for the three months ended June 30, 2001. Our loss from operations for the period from inception was $(7,048,452). The decrease in loss from operations was primarily attributable to our improved gross margins and our reductions in selling, general and administrative expenses as described above.

          Net Loss:

          Net loss was $(463,646) for the three months ended June 30, 2002 as compared with $(895,910) for the three months ended June 30, 2001.

          Liquidity and Capital Resources

          Our financial statements have been prepared assuming that we will continue as a going concern. We are in the development stage and only generated revenues of approximately

$121,000 and $607,000 during the six months ended June 30, 2002 and the period from inception, respectively. As a result, in part, of our limited revenues, we incurred net losses of approximately $(1,084,000) and $(7,021,000) and negative cash flows from operating activities of $394,000 and $3,241,000 during the six months ended June 30, 2002 and the period from inception, respectively. As a result, we had a cash balance of only $201,000, a working capital deficiency of $26,000 and an accumulated deficit of approximately $7,021,000 as of June 30, 2002. In addition, we believe that we will continue to incur net losses and negative cash flows from operating activities through at least June 30, 2003. These matters raise substantial doubt about our ability to continue as a going concern.

          To enable us to continue as a going concern through at least the twelve-month period ending June 30, 2003, we plan to continue to seek opportunities to increase revenues through strategic alliances in the advertising industry, in addition to those already formed, and the licensing or sale of our proprietary software for which we were issued Patent #6,401,075 on June 4, 2002. We have renewed our contract with the Newspaper National Network and have entered into an non-disclosure agreement with the Associated Press to develop an offline planning tool to complement our proprietary software system. During the six months ended June 30, 2002, we raised $581,000 through the sale of shares of common stock and we intend to continue to seek additional equity and/or debt financing for the Company. Because we have limited fixed costs, we believe we will have the ability to curtail our cash usage without causing a material impact on our overall operations during the twelve-month period ending June 30, 2003. As a result, we believe, but cannot assure, that we will have sufficient resources and will be able to continue to operate through at least June 30, 2003.

          As of June 30, 2002 and 2001 and from inception, we used approximately $(394,000), $(527,000) and $(3,241,000), respectively, in our operating activities, primarily to fund our net losses.

          As of June 30, 2002 and 2001 and from inception, we used approximately $(4,700), $(4,400) and $(172,000), respectively, in our investing activities for the purchases of equipment and our proprietary software.

          Through our financing activities, primarily consisting of private placements of shares of common stock, we have raised net proceeds of approximately $ 565,000 and $85,000 and $3,613,000 during the six months ended June 30, 2002 and 2001 and from inception, respectively.

          During the six-month period ended June 30, 2002, we received proceeds of $580,896 net of expenses of $34,500, from the sale and issuance of 7,112,136 shares of common stock through such private placements exempt from registration under the Securities Act of 1933. A total of 5,203,960 shares of common stock sold at $.10 per share, 2,141,176 shares sold at $.085 per share and 637,000 shares issued for financial services related to the private placement. A total of 3,341,176 shares of common stock sold through private placement will be converted into 3,341,176 shares of preferred stock upon the proper filing of the certificate of designation with respect to the preferred stock. Holders of the preferred shares will be entitled to receive dividends at the annual rate of 8% and will have voting rights equivalent to those of a holder of common stock. During the six-month period ended June 30, 2002, we issued a total of 4,420,000 shares of common stock as compensation for the services of executive officers and consultants.

Such shares had a fair value of $572,600 at the time of issuance. In addition, as of June 30, 2002, we have 870,000 shares of common stock subscribed for through private placements at an aggregate purchase price of $87,000 or $.10 per share.

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

                                    Part II
                                Other Information

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          We sold an aggregate of 7,982,136 shares of our common stock through a private placement which provided us with total gross proceeds of $580,896, net of expenses of $34,500. The issuance of these securities was exempt from registration pursuant to section 4(2) of the Securities Act of 1933. The total included 5,203,960 shares sold at $.10 per share, 2,141,176 shares sold at $.085 per share and 637,000 shares issued for financial services related to the private placement. A total of 3,341,176 shares of common stock sold through the private placement will be converted into 3,341,176 shares of preferred stock upon the proper filing of the certificate of designation with respect to the preferred stock. Holders of the preferred shares will be entitled to receive cumulative dividends at the annual rate of 8% and will have voting rights equivalent to those of a holder of common stock.

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


August 14, 2002
                                   Global Network, Inc.

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

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)




                                    I N D E X


                                                                           PAGE

CONDENSED CONSOLIDATED BALANCE SHEET
     JUNE 30, 2002 (Unaudited)                                               F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     SIX AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001 AND
     PERIOD FROM APRIL 26, 1999 (DATE OF INCEPTION) THROUGH
     JUNE 30, 2002 (Unaudited)                                               F-3

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
     SIX MONTHS ENDED JUNE 30, 2002 AND PERIOD FROM
     APRIL 26, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2002
     (Unaudited)                                                           F-4/5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     SIX MONTHS ENDED JUNE 30, 2002 AND 2001 AND PERIOD FROM
     APRIL 26, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2002
     (Unaudited)                                                            F-6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                      F-7/10



                                      * * *

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                   (Unaudited)


                                     ASSETS

Current assets:
     Cash and cash equivalents                                      $   200,754
     Accounts receivable, net of allowance for doubtful accounts        147,449
     Advances to officers                                                90,453
     Other current assets                                                   275
                                                                    ------------
              Total current assets                                      438,931

Computer equipment, net of accumulated depreciation of $49,725           96,305
Capitalized software development costs, net of accumulated
     amortization of $148,440                                           273,674
Other assets                                                             12,523
                                                                    ------------

              Total                                                 $   821,433
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                          $   418,578
     Current portion of notes payable                                    26,028
     Other current liabilities                                           20,564
                                                                    ------------
              Total current liabilities                                 465,170

Notes payable, net of current portion                                    28,565
                                                                    ------------
              Total liabilities                                         493,735
                                                                    ------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value; 5,000,000 shares authorized;
         none issued
     Common stock, $.001 par value; 50,000,000 shares authorized;
         30,415,717 shares issued                                        30,416
     Additional paid-in capital                                       7,525,981
     Stock subscription receivable for 870,000 shares                   (87,000)
     Treasury stock - 156,000 shares, at cost                          (120,486)
     Deficit accumulated in the development stage                    (7,021,213)
                                                                    ------------
              Total stockholders' equity                                327,698
                                                                    ------------

              Total                                                 $   821,433
                                                                    ============


See Notes to Condensed Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        SIX AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001 AND PERIOD FROM
            APRIL 26, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2002
                                   (Unaudited)




                                            Six Months Ended                 Three Months Ended
                                                     June 30,                          June 30,                Cumulative
                                      -------------------------------------------------------------------         from
                                            2002              2001              2002             2001          Inception
                                      ----------------  ---------------    -------------    -------------   ---------------
Revenues                                 $   120,956       $   110,363        $  69,956        $  45,000      $    606,758

Cost of revenues                              34,590            59,655           20,987           32,067           278,366
                                         ------------      ------------       ----------       ----------     -------------

Gross profit                                  86,366            50,708           48,969           12,933           328,392

Selling, general and admini-
     strative expenses                     1,162,085         1,688,944          508,896          904,776         7,376,844
                                         ------------      ------------       ----------       ----------     -------------

Loss from operations                      (1,075,719)       (1,638,236)        (459,927)        (891,843)       (7,048,452)
                                         ------------      ------------       ----------       ----------     -------------

Other income (expense):
     Interest income                             220             5,753              137              956            57,407
     Interest expense                         (8,088)           (8,996)          (3,856)          (5,023)          (30,168)
                                         ------------      ------------       ----------       ----------     -------------
         Totals                               (7,868)           (3,243)          (3,719)          (4,067)           27,239
                                         ------------      ------------       ----------       ----------     -------------

Net loss                                 $(1,083,587)      $(1,641,479)       $(463,646)       $(895,910)     $ (7,021,213)
                                         ============      ============       ==========       ==========     =============


Basic net loss per common
     share                                     $(.04)            $(.13)           $(.02)           $(.07)
                                               ======            ======           ======           ======


Basic weighted average
     common shares out-
     standing                             25,207,335        12,447,892       27,680,105       12,704,330
                                          ===========       ===========      ===========      ===========




See Notes to Condensed Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          SIX MONTHS ENDED JUNE 30, 2002 AND PERIOD FROM APRIL 26, 1999
                    (DATE OF INCEPTION) THROUGH JUNE 30, 2002
                                   (Unaudited)


                                                                                                             Deficit
                                                                                                           Accumulated
                                             Common Stock      Additional      Stock     Treasury Stock      in the
                                          -------------------   Paid-in    Subscription  --------------   Development
                                          Shares      Amount    Capital     Receivable   Shares  Amount       Stage        Total
                                          -------    -------   ----------  ------------  ------  ------   -------------  ----------
Initial issuance of shares
on April 26, 1999
  (as retroactively adjusted to
  reflect shares effectively issued
  prior to reverse acquisition on
  August 5, 1999 and the effects of
  certain agreements on
  September 9, 1999)                     9,000,000   $   100   $     (100)

Effects of reverse acquisition           1,576,000    10,476   $  (45,576)      100                                     $  (35,000)

Sale of units of shares of
  common stock and warrants
  through private placement                100,000       100      199,900                                                  200,000

Exercise of warrants                       100,000       100      199,900                                                  200,000

Effects of issuance of common stock
  in exchange for services                  35,000        35        8,090                                                    8,125

Effects of issuance of stock options
  in exchange for services                                         76,050                                                   76,050

Net loss                                                                                                   $  (357,722)   (357,722)
                                        -----------  --------  -----------    --------                     ------------ -----------
Balance, December 31, 1999              10,811,000    10,811      438,364        -                            (357,722)     91,453

Sale of shares of common stock
  through private placements,
  net of expenses of $145,250            1,552,250     1,552    2,011,198                                                2,012,750

Cancellation of shares of common stock  (1,175,000)   (1,175)       1,175

Effects of issuance of common stock
  in exchange for services               1,000,000     1,000    1,705,250                                                1,706,250

Effects of issuance of stock options
  in exchange for services                                        396,000                                                  396,000

Purchase of treasury stock                                                               14,500  $(17,670)                (17,670)

Net loss                                                                                                    (3,097,910) (3,097,910)
                                        -----------  --------  -----------    --------   ------  --------- ------------ -----------
Balance, December 31, 2000              12,188,250    12,188    4,551,987        -       14,500   (17,670)  (3,455,632)  1,090,873

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          SIX MONTHS ENDED JUNE 30, 2002 AND PERIOD FROM APRIL 26, 1999
                    (DATE OF INCEPTION) THROUGH JUNE 30, 2002
                                   (Unaudited)





                                                                 Common Stock      Additional      Stock
                                                            ---------------------   Paid-in    Subscription
                                                              Shares      Amount    Capital     Receivable
                                                            ---------    --------  ----------  ------------

Sale of shares of common stock through private
  placements, net of expenses of $139,451                   7,677,553   $  7,678  $   970,569

Purchases of treasury stock for cash

Purchases of treasury stock through cancellation of advances receivable from former officers

Effects of issuance of common stock in
   exchange for services                                    1,367,778      1,368    1,045,438

Retirement of treasury stock                                 (850,000)      (850)    (149,777)

Effects of issuance of common stock
  in exchange for cancellation
  of stock options                                            450,000        450         (450)

Net loss
                                                           -----------   --------  -----------    ---------


Balance, December 31, 2001                                 20,833,581     20,834    6,417,767     $   -

Sale of shares of common stock through private
   placements, net of expenses of $34,500                   7,982,136      7,982      659,914      (87,000)

Purchases of treasury stock for cash

Retirement of treasury stock                               (2,820,000)    (2,820)    (119,880)

Effects of issuance of common stock in
   exchange for services                                    4,420,000      4,420      568,180

Net loss

                                                           -----------   --------  -----------    ---------

Balance, June 30, 2002                                     30,415,717    $30,416   $7,525,981     $(87,000)
                                                           ===========   ========  ===========    ========




                                                                                              Deficit
                                                                                            Accumulated
                                                                Treasury Stock                in the
                                                          -------------------------         Development
                                                          Shares              Amount            Stage             Total
                                                          ------              ------        -------------       ----------

Sale of shares of common stock through private
  placements, net of expenses of $139,451                                                                       $  978,247

Purchases of treasury stock for cash                      3,390,500          $(265,934)                           (265,934)

Purchases of treasury stock through cancellation of
  advances receivable from former officers                  400,000           (105,627)                           (105,627)

Effects of issuance of common stock in
   exchange for services                                                                                          1,046,806

Retirement of treasury stock                               (850,000)          150,627

Effects of issuance of common stock
  in exchange for cancellation
  of stock options

Net loss                                                                                       (2,481,994)      (2,481,994)
                                                          ----------     -------------        ------------      -----------


Balance, December 31, 2001                                2,955,000          (238,604)         (5,937,626)         262,371

Sale of shares of common stock through private
   placements, net of expenses of $34,500                                                                          580,896

Purchases of treasury stock for cash                         21,000            (4,582)                              (4,582)

Retirement of treasury stock                             (2,820,000)          122,700

Effects of issuance of common stock in
   exchange for services                                                                                            572,600

Net loss                                                                                       (1,083,587)       (1,083,587)
                                                          ----------     -------------        ------------      -----------

Balance, June 30, 2002                                      156,000         $(120,486)        $(7,021,213)      $   327,698
                                                          ==========     =============        ============      ===========



See Notes to Condensed Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             SIX MONTHS ENDED JUNE 30, 2002 AND 2001 AND PERIOD FROM
            APRIL 26, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2002
                                   (Unaudited)



                                                                      Six Months Ended
                                                                          June 30     ,             Cumulative
                                                                -------------------------------        from
                                                                   2002               2001           Inception
                                                                -------------- ----------------   ---------------
Operating activities:
     Net loss                                                   $(1,083,587)      $(1,641,479)      $(7,021,213)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Provision for doubtful accounts                             58,230            50,000           282,076
         Depreciation                                                14,604            14,138            49,725
         Amortization of software development costs                  42,411            42,412           148,440
         Costs of services paid through issuance of
              common stock and stock options                        572,600           866,250         3,481,831
         Changes in operating assets and liabilities:
              Accounts receivable                                  (117,455)          (37,783)         (429,525)
              Advances to (repayments by) officers and
                  former officers, net                              (21,612)           23,767          (196,080)
              Other current assets                                    4,475            20,700              (275)
              Other assets                                                             (4,186)          (12,523)
              Accounts payable and accrued expenses                 136,038           138,928           436,158
              Other current liabilities                                                                  20,564
                                                                ------------      ------------      ------------
                     Net cash used in operating activities         (394,296)         (527,253)       (3,240,822)
                                                                ------------      ------------      ------------

Investing activities:
     Purchase of computer equipment                                  (4,655)           (4,461)          (73,665)
     Payments for capitalized software development
         costs                                                                                          (98,114)
                                                                ------------      ------------      ------------
                     Net cash used in investing activities           (4,655)           (4,461)         (171,779)
                                                                ------------      ------------      ------------

Financing activities:
     Payment of notes payable                                       (10,860)           (7,955)          (35,352)
     Proceeds from sale of common stock and warrants                580,896           176,038         3,771,893
     Proceeds from exercise of warrants                                                                 200,000
     Purchases of treasury stock                                     (4,582)          (83,211)         (288,186)
     Payments of costs in connection with reverse
         acquisition                                                                                    (35,000)
                                                                ------------      ------------      ------------
                     Net cash provided by financing activities      565,454            84,872         3,613,355
                                                                ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents                166,503          (446,842)          200,754

Cash and cash equivalents, beginning of period                       34,251           454,945
                                                                ------------      ------------      ------------

Cash and cash equivalents, end of period                        $   200,754       $     8,103       $   200,754
                                                                ============      ============      ============

           See Notes to Condensed Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Organization and business:
            In 1999, Global Network, Inc. and its subsidiary (the "Company") began to develop business operations comprised of packaging and selling online banner advertising on newspaper web sites to national advertisers. The Company has developed a proprietary software system that allows national advertisers and their ad agencies to place ads on multiple newspaper web sites at one time and to target a specific demographic by having the advertisement posted in the section of the newspaper that they choose. During the period from its inception on April 26, 1999 through June 30, 2002, the Company did not generate any significant revenues and, accordingly, it was in the development stage as of June 30, 2002.

            In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 2002, its results of operations for the six and three months ended June 30, 2002 and 2001, its changes in stockholders' equity for the six months ended June 30, 2002, its cash flows for the six months ended June 30, 2002 and 2001 and the related cumulative amounts for the period from April 26, 1999 (date of inception) to June 30, 2002. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2001 and for the period from April 26, 1999 (date of inception) to December 31, 2001 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended December 31, 2001 that was previously filed with the SEC.

            The results of the Company's operations for the six and three months ended June 30, 2002 are not necessarily indicative of the results of operations for the full year ending December 31, 2002.


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

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 2 - Net earnings (loss) per common share (concluded):
            Since the Company had a loss for the six and three months ended June 30, 2002 and 2001, the assumed effects of the exercise of outstanding stock options and warrants and the application of the treasury stock method would have been anti-dilutive and, therefore, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations for those periods.


Note 3 - Basis of presentation:
            The condensed accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and it only generated revenues of approximately $121,000 and $607,000 during the six months ended June 30, 2002 and the period from inception, respectively. As a result, in part, of its limited revenues, the Company incurred net losses of $1,084,000 and $7,021,000 and negative cash flows from operating activities of $394,000 and $3,241,000 during the six months ended June 30, 2002 and the period from inception, respectively. As a result, the Company had a cash balance of only $201,000, a working capital deficiency of $26,000 and an accumulated deficit of approximately $7,021,000 as of June 30, 2002. In addition, management believes that the Company will continue to incur net losses and negative cash flows from operating activities through at least June 30, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern.

            To enable the Company to continue as a going concern through at least the twelve-month period ending June 30, 2003, management plans to continue to seek opportunities to increase revenues through strategic alliances in the advertising industry, in addition to those already formed, and the licensing or sale of the Company's proprietary software. During the six months ended June 30, 2002, the Company raised $581,000 through the sale of shares of common stock (see Note 6 herein), and management intends to continue to seek additional equity and/or debt financing for the Company. Since the Company has limited fixed costs, management believes it will have the ability to curtail the Company's cash usage without causing a material impact on its overall operations during the twelve-month period ending June 30, 2003. As a result, management believes, but cannot assure, that the Company will have sufficient resources and will be able to continue to operate through at least June 30, 2003.

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

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 4 - Advances to officers and former officers:
            Advances to officers of $90,453 as of June 30, 2002 were due on demand. All advances to officers and former officers during the period from April 26, 1999 through June 30, 2002 were noninterest bearing.


Note 5 - Income taxes:
            As of June 30, 2002, the Company had net operating loss carryforwards of approximately $6,811,000 available to reduce future Federal and state taxable income which, if not used, will expire at various dates through 2022. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $2,724,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of June 30, 2002.

            The Company had also offset the potential benefits from net operating loss carryforwards by an equivalent valuation allowance during each period from April 26, 1999 through December 31, 2001. As a result of the increases in the valuation allowance of $725,000 and $197,000 during the six and three months ended June 30, 2002, respectively, $810,000 and $334,000 during the six and three months ended June 30, 2001, respectively, and $2,724,000 for the period from April 26, 1999 through June 30, 2002, the Company did not recognize any credits for income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax losses in any of those periods.


Note 6 - Stockholders' equity:
          Preferred stock authorized:
            The Company's Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series, with terms and preferences to be determined by the Company's Board of Directors. No shares of preferred stock had been issued as of June 30, 2002 although certain shares of common stock issued during the six months ended June 30, 2002 will be converted into shares of preferred stock as explained below.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 - Stockholders' equity (concluded):
          Issuances of common stock:
            During the six months ended June 30, 2002, the Company received proceeds of $580,896, net of payments for related costs and expenses of $34,500, from the sale and issuance of 7,112,136 shares of common stock that were made through a private placement intended to be exempt from registration under the Securities Act of 1933 (the "Act"). The total included 5,203,960 shares sold at $.10 per share, 2,141,176 shares sold at $.085 per share and 637,000 shares issued for financial services related to the private placement. A total of 3,341,176 shares of common stock sold through the private placement will be converted into 3,341,176 shares of preferred stock upon the proper filing of the certificate of designation with respect to the preferred stock. Holders of the preferred shares will be entitled to receive dividends at the annual rate of 8% and will have voting rights equivalent to those of a holder of common stock. In addition to selling shares through the private placements during six months ended June 30, 2002, the Company had received subscriptions for the purchase of 870,000 shares of common stock at $.10 per share or a total of $87,000 as of June 30, 2002.

            During the six months ended June 30, 2002, the Company issued a total of 4,420,000 shares of common stock as compensation for the services of executive officers and consultants. The shares had an approximate fair value of $572,600 or $.13 per share as of the date the Company agreed to issue the shares which was charged to selling, general and administrative expenses during that period. The issuances of those shares for services were noncash transactions that are not reflected in the accompanying 2002 condensed consolidated statement of cash flows.

          Treasury stock:
            During 2001 and 2000, the Board of Directors authorized the repurchase by the Company of up to 300,000 additional shares of its outstanding common stock. During the six months ended June 30, 2002, the Company repurchased 21,000 shares at a cost of $4,582 or an average of $.22 per share. As of June 30, 2002, the Company had repurchased a total of 156,000 shares pursuant to the authorization by the Board of Directors.

            In addition, during the six months ended June 30, 2002, the Company retired 2,820,000 shares of treasury stock which had been acquired from former officers of the Company at a cost of $122,700.


Note 7 - Other related party transactions:
            Selling, general and administrative expenses include charges by related parties for client entertainment, office and secretarial services and other office expenses totaling approximately $66,000 and $19,000 for the six and three months ended June 30, 2002, respectively, $122,000 and $55,000 for the six and three months ended June 30, 2001, respectively, and $657,000 for the period from April 26, 1999 through June 30, 2002.

                                      * * *