Form 10QSB
period 2002-09-30
GLOBAL NETWORK INC
filed 2002-11-19
CIK 1093884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002

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

        Yes   [x]              No   [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,885,419

Transitional Small Business Disclosure Format (Check one):

        Yes   [x]              No   [  ]

                                     Part I
                              Financial Information

Item 1.  Financial Statements

         See financial statements beginning on page F-1.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. This discussion includes, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in these forward-looking statements. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995, which is set forth below after Liquidity and Capital Resources.

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

         The accounting policies and estimates used as of December 31, 2001, which are explained in the notes to the consolidated financial statements in the Company's previously filed Annual Report on Form 10-KSB for the year ended December 31, 2001, have been applied consistently during the nine months ended September 30, 2002.

         Results of Operations:

         During the three months ended September 30, 2002, we received patent approval for our proprietary software, completed our marketing plans and began recognizing the benefits of various strategic alliances which are expected to provide for a more continuous revenue stream. Accordingly, we are no longer considered a development stage company for accounting purposes.

         Nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001:

         Revenues:

         Revenues for the nine months ended September 30, 2002 were $201,806 as compared with $144,786 for the nine months ended September 30, 2001, representing an increase of $57,020 or 39%. The increased revenues were attributable to increased acceptance of our proprietary software, improved methods used for tracking and placement for advertisers and enhanced relationships with major advertising agencies.

         Cost of Revenues:

         Cost of revenues for the nine months ended September 30, 2002 was $78,249 (43.2% of revenues) as compared with $69,977 (48.3% of revenues) for the nine months ended September 30, 2001, representing an increase of $8,272 or 11.8%. As a result of the increase in our revenues, our gross profit for the nine months ended September 30, 2002 was $123,557 as compared with $74,809 for the nine months ended September 30, 2001. The decrease in cost of revenues as a percent of revenues was attributable to the larger and longer advertising campaigns by major advertisers.

         Selling, General and Administrative Expenses:

         Selling, general and administrative expenses for the nine months ended September 30, 2002 were $1,737,361 as compared with $2,116,681 for the nine months ended September 30, 2001, representing a decrease of $379,320 or 18%. The decrease in these costs is primarily a result of management's effort to better contain costs. In addition, during the nine months ended September 30, 2002, we recognized a non-cash charge of $867,600 associated with the issuance of 7,370,000 shares of our common stock, of which 2,300,000 shares with a fair value of $290,000 were given to members of our Board of Directors for services rendered and the remaining 5,070,000 shares with a fair value of $577,600 were given to consultants for investment advisory services, public relations, marketing services and assistance with the maintenance and updating of our proprietary software. During the nine months ended September 30, 2001, we recognized a non-cash charge of $866,250 associated with the issuance of 1,090,000 shares of our common stock for similar services.

         Loss from Operations:

         Loss from operations for the nine months ended September 30, 2002 was $1,613,804 as compared with $2,041,872 for the nine months ended September 30, 2001. The decrease in loss from operations was primarily attributable to our improved gross margins and our reductions in selling, general and administrative expenses as described above.

         Net Loss:

         Net loss was $1,624,721 for the nine months ended September 30, 2002 as compared with $2,048,174 for the nine months ended September 30, 2001.

         Three months ended September 30, 2002 as compared to the three months ended September 30, 2001:

         Revenues:

         Revenues for the three months ended September 30, 2002 were $80,850 as compared with $34,423 for the three months ended September 30, 2001, representing an increase of $46,427 or 135%. The increased revenues were attributable to our ability to reach top decision makers at major national advertising agencies and their clients and facilitate their desire to utilize advertising over the Internet.

         Cost of Revenues:

         Cost of revenues for the three months ended September 30, 2002 was $43,659 (54.0% of revenues) as compared with $10,322 (30% of revenues) for the three months ended September 30, 2001, representing an increase in our cost of revenues of $33,337 or 323%. As a result of the increase in our revenues, our gross profit for the three months ended September 30, 2002 was $37,191 as compared with $24,101 for the three months ended September 30, 2001. The increases in cost of revenue as a percent of revenues was attributable to an increase in revenues.

         Selling, General and Administrative Expenses:

         Selling, general and administrative expenses for the three months ended September 30, 2002 were $575,276 as compared with $427,737 for the three months ended September 30, 2001, representing an increase of $147,539 or 35%. During the three months ended September 30, 2002, we issued 2,950,000 shares of common stock with a fair value of $295,000 of which 300,000 shares with a fair value of $30,000 were granted to members of our board of directors and the remaining 2,650,000 shares with a fair value of $265,000 were granted to consultants for investment advisory services, public relations and marketing services and assistance with the maintenance and updating of our proprietary software. During the three months ended September 30, 2001, we did not issue any shares of our common stock in exchange for services. The increase in selling, general and administrative expenses attributable to these non-cash charges of $295,000 was offset by an overall decrease in other selling, general and administrative costs which was a result of management's efforts to better contain costs.

         Loss from Operations:

         Loss from operations for the three months ended September 30, 2002 was $538,085 as compared with $403,636 for the three months ended September 30, 2001. The increase in our loss from operations for the three months ended September 30, 2002 results primarily from non-cash selling, general and administrative charges as discussed above.

         Net Loss:

         Net loss was $541,134 for the three months ended September 30, 2002 as compared with $406,695 for the three months ended September 30, 2001.

         Liquidity and Capital Resources

         Our financial statements have been prepared assuming that we will continue as a going concern. We only generated revenues of approximately $202,000 during the nine months ended September 30, 2002. As a result, in part, of our limited revenues, we incurred net losses of approximately $1,625,000 and negative cash flows from operating activities of $793,000 during the nine months ended September 30, 2002. We had a cash balance of only $101,000 and an accumulated deficit of approximately $7,562,000 as of September 30, 2002. In addition, we believe that we will continue to incur net losses and negative cash flows from operating activities through at least September 30, 2003. These matters raise substantial doubt about our ability to continue as a going concern.

         To enable us to continue as a going concern through at least the twelve-month period ending September 30, 2003, we plan to continue to seek opportunities to increase revenues through strategic alliances in the advertising industry, in addition to those already formed, and the licensing or sale of our proprietary software for which we were issued Patent #6,401,075 on June 4, 2002. We intend to execute a series of strategic presentations in New York, Chicago and Los Angeles. We have renewed our contract with the Newspaper National Network and have entered into a non-disclosure agreement with the Associated Press to develop an offline planning tool to complement our proprietary software system. Additionally, we have entered into an agreement with ValuClick affording us additional sales representation and revenue opportunities. During the nine months ended September 30, 2002, we raised approximately $886,000 through the sale of shares of common stock and we intend to continue to seek additional equity and/or debt financing for the Company. Because we have limited fixed costs, we believe we will have the ability to curtail our cash usage without causing a material impact on our overall operations during the twelve-month period ending September 30, 2003. As a result, we believe, but cannot assure, that we will have sufficient resources and will be able to continue to operate through at least September 30, 2003.

         During the nine months ended September 30, 2002 and 2001, we used approximately $793,000 and $867,000, respectively, in our operating activities, primarily to fund our net losses.

         During the nine months ended September 30, 2002 and 2001, we used approximately $4,700 and $4,500, respectively, in our investing activities for the purchases of computer equipment.

         Through our financing activities, primarily consisting of private placements of shares of common stock, we have raised net proceeds of approximately $865,000 and $488,000 during the nine months ended September 30, 2002 and 2001, respectively.

         During the nine-month period ended September 30, 2002, we received proceeds of $886,146 net of expenses of $59,250, from the sale and issuance of 10,154,506 shares of common stock through private placements exempt from registration under the Securities Act of 1933. In addition, a total of 2,347,332 shares of common stock were issued for financial services related to the private placements. A total of 3,341,176 shares of common stock sold through private placements will be converted into 3,341,176 shares of preferred stock upon the proper filing of the certificate of designation with respect to the preferred stock. Holders of the preferred shares will be entitled to receive dividends at the annual rate of 8% and will have voting rights equivalent to those of a holder of common stock. During the nine-month period ended September 30, 2002, we issued a total of 7,370,000 shares of common stock as compensation for the services of executive officers and consultants. Such shares had am aggregate fair value of $867,600 at dates of issuance. In addition, as of September 30, 2002, we have received subscriptions for 145,000 shares of common stock through private placements at an aggregate purchase price of $14,500.

         We will require additional capital during the remainder of 2002 to continue to implement our business strategy. Such additional capital may be raised through public or private financings, as well as through borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to our stockholders. No assurance can be given, however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements to implement its business strategy. If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial condition could be materially and adversely affected. If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to our technology. While we have begun to receive commercial revenues, there can be no assurance that our revenue growth will continue or that we will be able to provide adequate cash to sustain our operations.

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

Item 3.  Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and the participation of our management including our Chief Executive Officer of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in alerting management on a timely basis to material information relating to the Company required to be included in our periodic SEC filings.

         (b) Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

                                    Part II
                                Other Information

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         We sold an aggregate of 12,501,838 shares of our common stock through private placements which provided us with total gross proceeds of $945,396, net of expenses of $59,250. The issuance of these securities was exempt from registration pursuant to section 4(2) of the Securities Act of 1933. The total included 2,347,332 shares issued for financial services related to the private placements. A total of 3,341,176 shares of common stock sold through the private placements will be converted into 3,341,176 shares of preferred stock upon the proper filing of the certificate of designation with respect to the preferred stock. Holders of the preferred shares will be entitled to receive cumulative dividends at the annual rate of 8% and will have voting rights equivalent to those of a holder of common stock.

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


November 19, 2002
                                    Global Network, Inc.

                                    /s/ James C. Mason
                                    ------------------------------------
                                    James C. Mason, CEO, President,
                                    Treasurer and Director (Principal Executive,
                                    Financial and Accounting Officer)




                                 CERTIFICATIONS

I, James C. Mason, Chief Financial Officer of Global Network, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Global Network, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002
                                              /s/ James C. Mason
                                              ---------------------------------
                                              Name: James C. Mason
                                              Title:  CEO, President, Treasurer
                                              and Director (Principal Executive,
                                              Financial and Accounting Officer)

                       GLOBAL NETWORK, INC. AND SUBSIDIARY




                                    I N D E X


                                                                          PAGE

CONDENSED CONSOLIDATED BALANCE SHEET
  SEPTEMBER 30, 2002 (Unaudited)                                           F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
  (Unaudited)                                                              F-3

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (Unaudited)
  NINE MONTHS ENDED SEPTEMBER 30, 2002                                     F-4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001                            F-5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                       F-6/9



                                      * * *

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (Unaudited)



                                     ASSETS

Current assets:
  Cash and cash equivalents                                         $   101,080
  Accounts receivable, net of allowance for doubtful accounts           157,959
  Advances to officers                                                  138,100
  Other current assets                                                   21,099
                                                                    -----------
        Total current assets                                            418,238

Computer equipment, net of accumulated depreciation of $57,025           89,005
Capitalized software development costs, net of accumulated
  amortization of $169,646                                              252,468
Other assets                                                             12,523
                                                                    -----------

              Total                                                 $   772,234
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                             $   316,289
  Current portion of notes payable                                       24,857
  Other current liabilities                                              20,564
                                                                    -----------
        Total current liabilities                                       361,710

Notes payable, net of current portion                                    23,710
                                                                    -----------
        Total liabilities                                               385,420
                                                                    -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares authorized;
      none issued
  Common stock, $.001 par value; 50,000,000 shares authorized;
      37,885,419 shares issued                                           37,885
  Additional paid-in capital                                          8,046,262
  Stock subscription receivable for 145,000 shares                      (14,500)
  Treasury stock - 156,000 shares, at cost                             (120,486)
  Accumulated deficit                                                (7,562,347)
                                                                    -----------
        Total stockholders' equity                                      386,814
                                                                    -----------

        Total                                                       $   772,234
                                                                    ===========



See Notes to Condensed Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)





                                                  Nine Months Ended            Three Months Ended
                                                     September 30,                September 30,
                                             --------------------------    --------------------------
                                                2002           2001           2002            2001
                                             -----------    -----------    -----------    -----------

Revenues                                     $   201,806    $   144,786    $    80,850    $    34,423

Cost of revenues                                  78,249         69,977         43,659         10,322
                                             -----------    -----------    -----------    -----------

Gross profit                                     123,557         74,809         37,191         24,101

Selling, general and administrative
  expenses                                     1,737,361      2,116,681        575,276        427,737
                                             -----------    -----------    -----------    -----------

Loss from operations                          (1,613,804)    (2,041,872)      (538,085)      (403,636)
                                             -----------    -----------    -----------    -----------

Other income (expense):
  Interest income                                    620          7,000            400          1,247
  Interest expense                               (11,537)       (13,302)        (3,449)        (4,306)
                                             -----------    -----------    -----------    -----------
       Totals                                    (10,917)        (6,302)        (3,049)        (3,059)
                                             -----------    -----------    -----------    -----------

Net loss                                     $(1,624,721)   $(2,048,174)     $(541,134)     $(406,695)
                                             -----------    -----------    -----------    -----------

Basic net loss per common share                    $(.06)         $(.16)         $(.02)         $(.03)
                                             ===========    ===========    ===========    ===========

Basic weighted average common
  shares outstanding                          27,872,823     12,837,146     32,964,849     13,602,961
                                             ===========    ===========    ===========    ===========



See Notes to Condensed Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)




                                                                                                             Deficit
                                                                                                           Accumulated
                                                          Additional     Stock                               in the
                                          Common Stock      Paid-in   Subscription     Treasury Stock      Development
                                      ------------------                            --------------------
                                       Shares     Amount    Capital    Receivable   Shares        Amount       Stage        Total
                                      --------   -------  ----------  ------------  ---------------------  ------------  ----------

Balance, January 1, 2002             20,833,581  $20,834  $6,417,767   $    -       2,955,000  $(238,604)  $(5,937,626)  $  262,371

Sale of shares of common stock
  through private placements,
  net of expenses of $59,250         12,501,838   12,501     888,145    (14,500)                                            886,146


Purchases of treasury stock for
  cash                                                                                 21,000     (4,582)                    (4,582)

Retirement of treasury stock         (2,820,000)  (2,820)   (119,880)              (2,820,000)   122,700

Effects of issuance of common
  stock in exchange for services      7,370,000    7,370     860,230                                                        867,600

Net loss                                                                                                    (1,624,721)  (1,624,721)
                                     ----------  -------  ----------   --------    ----------  ---------   -----------   ----------

Balance, September 30, 2002          37,885,419  $37,885  $8,046,262   $(14,500)      156,000  $(120,486)  $(7,562,347)  $  386,814
                                     ==========  =======  ==========   ========    ==========  =========   ===========   ==========



See Notes to Condensed Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)





                                                                2002            2001
                                                            -----------     -----------
Operating activities:
  Net loss                                                  $(1,624,721)    $(2,048,174)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Provision for doubtful accounts                             17,519         117,000
     Depreciation                                                21,904          21,206
     Amortization of software development costs                  63,617          63,617
     Costs of services paid through issuance of common
       stock and stock options                                  867,600         866,250
     Changes in operating assets and liabilities:
       Accounts receivable                                      (87,254)        (72,207)
       Advances to (repayments by) officers and former
         officers, net                                          (69,259)          6,631
       Other current assets                                     (16,349)         20,700
       Other assets                                                              (4,186)
       Accounts payable and accrued expenses                     33,749         161,790
                                                            -----------     -----------
             Net cash used in operating activities             (793,194)       (867,373)
                                                            -----------     -----------

Investing activities - purchases of computer equipment           (4,655)         (4,461)
                                                            -----------     -----------

Financing activities:
     Payments of notes payable                                  (16,886)        (12,521)
     Proceeds from sale of common stock                         886,146         753,437
     Purchases of treasury stock                                 (4,582)       (253,333)
                                                            -----------     -----------
             Net cash provided by financing activities          864,678         487,583
                                                            -----------     -----------

Net increase (decrease) in cash and cash equivalents             66,829        (384,251)
Cash and cash equivalents, beginning of period                   34,251         454,945
                                                            -----------     -----------

Cash and cash equivalents, end of period                    $   101,080     $    70,694
                                                            ===========     ===========



See Notes to Condensed Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Organization and business:
          In 1999, Global Network, Inc. and its subsidiary (the "Company") began to develop business operations comprised of packaging and selling online banner advertising on newspaper web sites to national advertisers. The Company has developed a proprietary software system that allows national advertisers and their ad agencies to place ads on multiple newspaper web sites at one time and to target a specific demographic by having the advertisement posted in the section of the newspaper that they choose. During the period from its inception on April 26, 1999 through June 30, 2002, the Company did not generate any significant revenues and, accordingly, it was in the development stage as of June 30, 2002 for accounting purposes. During the three months ended September 30, 2002, the Company received patent approval for its proprietary software, completed its marketing plans and began recognizing the benefits of various strategic alliances that are expected to provide a more continuous revenue stream. Accordingly, the Company is no longer considered a development stage company for accounting purposes.

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 2002, its results of operations for the nine and three months ended September 30, 2002 and 2001, its changes in stockholders' equity for the nine months ended September 30, 2002 and its cash flows for the nine months ended September 30, 2002 and 2001. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2001 and for the periods ended December 31, 2001 and 2000 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended December 31, 2001 that was previously filed with the SEC.

          The results of the Company's operations for the nine and three months ended September 30, 2002 are not necessarily indicative of the results of operations for the full year ending December 31, 2002.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Net earnings (loss) per common share:
          The Company presents "basic" earnings (loss) per common share and, if applicable, it will present "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Generally, basic earnings
          (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of options, were issued during the period.

          Since the Company had a loss for the nine and three months ended September 30, 2002 and 2001, the assumed effects of the exercise of outstanding stock options for the purchase of 295,000 shares of common stock and the application of the treasury stock method would have been anti-dilutive and, therefore, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations for those periods.


Note 3 - Basis of presentation:
          The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company only generated revenues of approximately $202,000 during the nine months ended September 30, 2002. As a result, in part, of its limited revenues, the Company incurred net losses of $1,625,000 and negative cash flows from operating activities of $793,000 during the nine months ended September 30, 2002. The Company had a cash balance of only $101,000 and an accumulated deficit of approximately $7,562,000 as of September 30, 2002. In addition, management believes that the Company will continue to incur net losses and negative cash flows from operating activities through at least September 30, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern.

          To enable the Company to continue as a going concern through at least the twelve-month period ending September 30, 2003, management plans to continue to seek opportunities to increase revenues through strategic alliances in the advertising industry, in addition to those already formed, and the licensing or sale of the Company's proprietary software. During the nine months ended September 30, 2002, the Company raised $886,000 through the sale of shares of common stock (see Note 6 herein), and management intends to continue to seek additional equity and/or debt financing for the Company. Since the Company has limited fixed costs, management believes it will have the ability to curtail the Company's cash usage without causing a material impact on its overall operations during the twelve-month period ending September 30, 2003. As a result, management believes, but cannot assure, that the Company will have sufficient resources and will be able to continue to operate through at least September 30, 2003.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 3 - Basis of presentation (concluded):
          The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.


Note 4 - Advances to officers:
          Advances to officers of $138,100 as of September 30, 2002 were due on demand. All advances were noninterest bearing.


Note 5 - Income taxes:
          As of September 30, 2002, the Company had net operating loss carryforwards of approximately $7,402,000 available to reduce future Federal and state taxable income which, if not used, will expire at various dates through 2022. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $2,961,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of September 30, 2002.

          The Company had also offset the potential benefits from net operating loss carryforwards by an equivalent valuation allowance during the years ended December 31, 2001 and 2000, respectively, As a result of the increases in the valuation allowance of $962,000 and $237,000 during the nine and three months ended September 30, 2002, respectively, and $947,000 and $137,000 during the nine and three months ended September 30, 2001, respectively, the Company did not recognize any credits for income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax losses in any of those periods.


Note 6 - Stockholders' equity:
          Preferred stock authorized:
            The Company's Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series, with terms and preferences to be determined by the Company's Board of Directors. No shares of preferred stock had been issued as of September 30, 2002 although certain shares of common stock issued during the nine months ended September 30, 2002 will be converted into shares of preferred stock as explained below.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 - Stockholders' equity (concluded):
          Issuances of common stock:
            During the nine months ended September 30, 2002, the Company received proceeds of $886,146, net of payments for related costs and expenses of $59,250, from the sale and issuance of 10,154,506 shares of common stock that were made through private placements intended to be exempt from registration under the Securities Act of 1933 (the "Act"). In addition, a total of 2,347,332 shares were issued for financial services related to the private placement. A total of 3,341,176 shares of common stock sold through the private placements will be converted into 3,341,176 shares of preferred stock upon the proper filing of the certificate of designation with respect to the preferred stock. Holders of the preferred shares will be entitled to receive dividends at the annual rate of 8% and will have voting rights equivalent to those of a holder of common stock. In addition to selling shares through the private placements during nine months ended September 30, 2002, the Company had received subscriptions for the purchase of 145,000 shares of common stock at $.10 per share or a total of $14,500 as of September 30, 2002.

            During the nine months ended September 30, 2002, the Company issued a total of 7,370,000 shares of common stock as compensation for the services of executive officers and consultants. The shares had an approximate aggregate fair value of $867,600 as of the dates the Company agreed to issue the shares which was charged to selling, general and administrative expenses during that period. The issuances of those shares for services were noncash transactions that are not reflected in the accompanying 2002 condensed consolidated statement of cash flows.

          Treasury stock:
            During 2001 and 2000, the Board of Directors authorized the repurchase by the Company of up to 300,000 additional shares of its outstanding common stock. During the nine months ended September 30, 2002, the Company repurchased 21,000 shares at a cost of $4,582. As of September 30, 2002, the Company had repurchased a total of 156,000 shares pursuant to the authorization by the Board of Directors.

            In addition, during the nine months ended September 30, 2002, the Company retired 2,820,000 shares of treasury stock which had been acquired from former officers of the Company at a cost of $122,700.


Note 7 - Other related party transactions:
            Selling, general and administrative expenses include charges by related parties for client entertainment, office and secretarial services and other office expenses totaling approximately $79,000 and $13,000 for the nine and three months ended September 30, 2002, respectively, and $211,000 and $89,000 for the nine and three months ended September 30, 2001, respectively.


                                      * * *