Form 10KSB
period 2002-12-31
GLOBAL NETWORK INC
filed 2003-04-15
CIK 1093884

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
|X|    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

             For the fiscal year ended:  December 31, 2002

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

                                  212.605.0431
 -------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

          Yes   |X|    No    |_|

          Check if there is no disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporate by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

          State issuer's revenues for its most recent fiscal year: $301,000

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) The aggregate market value of the voting and non-voting common equity of Global Network, Inc. held by non-affiliates was $9,815,218, based on the average bid and asked prices of such common equity as of April 14, 2003.


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


          Yes   |_|    No    |_|

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 4, 2003, the number of shares of common stock, par value $0.001 per share, of Global Network, Inc. issued and outstanding were 49,501,742.

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

          Transitional Small Business Disclosure Format: (check one):

          Yes   |_|    No    |X|























================================================================================


                                    2 of 24

                              Global Network, Inc.

                          Annual Report on Form 10-KSB
                   for the Fiscal Year Ended December 31, 2002

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

          We believe that the GNI System is the only system that allows the advertiser to target its market both geographically and demographically on newspaper websites in one step and that provides auditing services as frequently as requested by the advertiser. We believe that the ultimate potential market for the GNI System is 15,000 newspaper websites worldwide. We hope to partner with major advertising buying services in need of a timely, accurate, efficient, and cost effective buying service. Our management is targeting 10 major buying services, eight of which are located in New York City,



                                     3 of 24
which, in total, are responsible for buying advertising in excess of approximately $60 billion annually. The combination of our proprietary software, strategic alliances and the size of the database provides potential earnings opportunities for the GNI System in the form of fees, revenue sharing opportunities, licensing arrangements and subscription agreements.

BACKGROUND

          The use by national advertisers of newspapers has been less than anticipated because of the limited, local audience of newspapers and the difficulty for advertisers to place advertising in multiple newspapers, including local newspapers, efficiently. A multiple-market newspaper advertisement in either print or online media can be difficult for national advertisers to place because the advertiser (or its agency) must contact each newspaper separately to obtain, among other things, production specifications, advertising rates and positioning information, a process frequently involves several departments within each newspaper.

          Given the time-consuming nature of this process, companies that desire to advertise online nationally are drawn to national networks that offer local city guides, such as AOL, Yahoo! and Lycos, as that national advertiser will have access to local markets. The GNI System, however, provides national advertisers with access to online newspapers. Online newspapers are content based and local in nature and are ranked among the most popular of all online sites. With GNI's one-step purchase process, which the Company believes is far more effective than the national sites, as supported by the research described below, we believe that advertisers will use newspaper sites with greater volume than national or non-content based sites.

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

          As newspapers are increasingly offering content on the Internet, we believe there exists a significant, and largely untapped, potential market for national advertisers. Research conducted by the National Association of Newspapers suggests increased usage and popularity of local newspaper sites. Research conducted in 2002 by the Net Gravity research firm shows that online newspaper sites throughout the world are increasing inversely to the decline in readership of local print newspapers. The


                                    4 of 24
same research also demonstrates that highest readership occurs during the daytime, offering advertisers a viable option. The GNI System enables each advertiser to target its market both demographically and geographically in one step. We intend to capitalize on this market potential by purchasing unused space on these newspaper web sites and, using our proprietary software, packaging and reselling it as online banner advertising to national advertisers. Newspapers can thus sell inventory (unused space) through the GNI System to national advertisers who otherwise would not buy advertising in local markets as a result of the cumbersome nature of placing such advertisements.

THE GNI SYSTEM

          Advantages of the GNI System

          The key to our business is our GNI System software. The GNI System provides the following benefits to national advertisers and their ad agencies:

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

          The GNI System has a database containing over 1000 online newspapers internationally. With the information contained in the database, the GNI System is able to provide an estimate of the cost of the proposed campaign. The GNI System also checks with the online newspapers to determine the availability of the requested running times. If the requested running times are available, the advertiser or agency may then submit a binding order, at which time the GNI System will purchase the requested advertising space. Each of the online newspapers then submits an invoice to GNI, which then submits one invoice to the advertiser that includes the cost of the advertising space purchased on its behalf as well as a fee for the services provided by GNI. In addition, if the advertiser or agency requests, GNI can provide auditing services to show on a real-time basis how many impressions and "click throughs" have occurred.


                                    5 of 24

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

          To date, we have not experienced any problems in unavailable inventory, and the amount of unpurchased advertising space has been widely available. We believe that this will continue to be the case for the foreseeable future, although we cannot guarantee that we will always be able to acquire the requested amount of advertising space. The rise in overall popularity of online newspaper sites have increased the amount of available inventory, thus allowing GNI more impressions at reduced costs.

          We believe that the GNI System is unique in its ability to link to multiple pages on multiple newspaper web sites, thereby allowing national ad agencies to purchase targeted advertising on specific sites in major markets. Using the GNI System, advertisers can target their ads by demographic criteria, day, date and time of day. This allows the advertisers to match the message with the medium by tying the sales message to editorial content. It is also our belief that no other system similar to the GNI System exists today. With the improvements in the creative design of interactive ads, more newspapers are adapting a variety of creative selections geared to their client's objectives.

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


                                    6 of 24

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

          In March 2001, we entered into an agreement with the Newspaper National Network ("NNN") pursuant to which NNN will sell online newspaper advertising through our system to the following industries: automobiles; packaged goods; pharmaceuticals; and technology. NNN, a subsidiary of the Newspaper Association of America, which is owned by 24 of the largest newspaper companies in the United States, currently sells national advertising in approximately 1,500 daily newspapers. Pursuant to this agreement, NNN receives a 5% sales commission on gross revenues attributable to NNN-placed advertising. This agreement expired in April 2003.

          During the third quarter of 2001, we entered into an agreement with Vertis Inc. ("Vertis"), a leader in integrated advertising and marketing solutions. We have combined forces with Vertis in an effort to place advertising for major national and regional retailers onto our on-line newspaper network. The agreement with Vertis expired in October 2002.

          The advertising sales responsibility for our company rests on our major strategic partners which employ over 300 sales people in the field. These organizations provide us with access to top level contacts at major national advertisers and ad agencies. It is our plan to engage other similar organizations.

PATENTS

          On June 4, 2002, we were issued Patent #6,401,075 for our proprietary software. With this patent approval, we have begun recognizing the benefits of various strategic alliances and continue


                                    7 of 24
to seek opportunities to increase revenues through strategic alliances in the advertising industry.

 CUSTOMERS

          Currently our customers consist of both traditional and on-line companies and advertising agencies that desire to advertise online. The Company has increased revenues for fiscal year 2002 over 2001 by concentrating its sales support efforts with the NNN as well as increased focus on major interactive buying agencies such as Carat, Havas, Horizon Media, Initiative Media, MindShare, OMD, I Frontier, Zenith, Avenue A, WPP, Ogilvy 11 and Digitas. These are firms that did not exist ten years ago, but today are used by major agency holding companies as outsourced media buyers. These buying services focus on technology, price, accuracy, and ease of execution that are all unique characteristics of GNI.

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


                                    8 of 24

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

          Pursue Strategic Relationships with Select Interactive and National Advertising Agencies

          We have pursued and are continuing to pursue strategic relationships with a variety of major interactive and national advertising agencies, such as Interpublic, True North, Saatchi & Saatchi and J.W. Thompson. In addition, it is our goal to become outsource partners for the major advertising brokers or buying services that have gained control of the media buying process in recent years.

INDUSTRY OVERVIEW AND COMPETITION

          Internet marketing and advertising is an intensely competitive business. An increasing number of dedicated Internet marketing companies are competing for online advertising dollars. We also face competition from traditional marketing and advertising firms. We expect competition from both sources to increase in the future.

          Last year, we indicated that our competition for Internet advertising dollars has included major Internet advertising companies such as DoubleClick, 24/7 Media, Flycast, and Razorfish, as well as companies such as ValueClick, Media Passages, Advertising.com and ClickAgents. Of these, many are no longer in existence while new competition has entered the market. Our main competition is other newspaper companies with selling groups that compete for the same advertising dollars. We believe that our combination of advertising revenues along with further emphasis on serving banners will help us meet our financial goals.

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

Item 2.   Description of Property

          Our principal office is located at 575 Madison Avenue, New York, NY 10022. This office houses all of our employees and the majority of our operations, including investor relations, management, sales, marketing and accounting.

Item 3.   Legal Proceedings

          We are not currently a party to any pending lawsuits or similar administrative proceedings and, to the best of our knowledge, there is presently no basis for any such suit or proceeding.


                                    9 of 24

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Our common stock trades in the over-the-counter market on the OTC Bulletin Board. We began trading under the symbol "GNNU" on August 15, 1999. Prior to that date, the stock was traded under the symbol "BRGB" with only limited and sporadic trading. The following table shows the high and low bid prices for our common stock for each quarter from March 31, 2001 through December 31, 2002. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

          Quarter                               High                Low
          -------                               ----                ---
          First Quarter 2001                    $0.70              $0.63
          Second Quarter 2001                   $0.70              $0.61
          Third Quarter 2001                    $0.77              $0.60
          Fourth Quarter 2001                   $0.60              $0.41
          First Quarter 2002                    $0.17              $0.15
          Second Quarter 2002                   $0.24              $0.16
          Third Quarter 2002                    $0.72              $0.26
          Fourth Quarter 2002                   $0.34              $0.10

          As of December 31, 2002, there were approximately 272 stockholders of record of our common stock. On March 28, 2003, the closing bid price for our common stock was $0.19. We have never paid any cash dividends on our common stock and do not anticipate paying dividends in the near future. Any payment of future cash dividends will be determined by our Board of Directors based upon conditions then existing, including our financial condition, capital requirements, cash flow, profitability, business outlook and other factors. In addition, any credit arrangements that we obtain in the future may restrict the payment of dividends.

RECENT SALES OF UNREGISTERED SECURITIES

          We have made the following sales of unregistered securities within the last three years:

          February and March 2000

          We sold an aggregate of 1,338,000 shares of our common stock to 30 accredited investors that resulted in gross proceeds of $1,768,250 to the Company. The sale of these securities was exempt from registration pursuant to
Section 4(2) and Regulation D of the Securities Act of 1933. In connection with this offering, we also issued 5,000 shares of our common stock to a consultant for services


                                    10 of 24
rendered. The issuance of these securities was exempt from registration pursuant to Section 4(2) and Regulation D of the Securities Act of 1933.

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

          October 2001 through December 2001

          We sold an aggregate of 2,577,600 shares of our common stock at $.10 per share, net of expenses of $42,962, which provided the Company with net proceeds of $214,798. In connection with the 446,750 and 3,032,203 share offerings referenced above, we issued 20,000 and 614,000 shares of our common stock, respectively, for services rendered. We cancelled options to purchase 450,000 shares of common stock at a purchase price of $.93 per share and issued the holders of such options an equal number of shares of our common stock in exchange for cancellation of such options. The fair


                                    11 of 24
market value of the options exceeded the fair value of the stock thus there were no adjustments recorded in our 2001 financial statements. We issued 277,778 shares of our common stock in exchange for public relations services rendered at $.65 per share, and accordingly recognized a charge of $180,556 in our 2001 financial statements.

          January 2002 through December 2002

          We received proceeds of $1,304,346, net of payments for related costs and expenses of $89,250, from the sale and issuance of 14,333,006 shares of common stock that were made through private placements. In addition, a total of 5,365,655 shares were issued for financial services related to the private placement. A total of 4,500,000 shares of common stock sold through the private placements will be converted into 4,500,000 shares of preferred stock upon the proper filing of the certificate of designation with respect to the preferred stock. We received subscriptions for the purchase of 245,000 shares of common stock at $.10 per share or a total of $24,500 as of December 31, 2002. We issued a total of 10,370,000 shares of common stock as compensation for the services of executive officers and consultants. The shares had an approximate aggregate fair value of $1,167,600 as of the dates the Company agreed to issue the shares. Such shares were charged to selling, general and administrative expenses during those years.

RECENT CANCELLATIONS OF CERTAIN SHARES

          We retired 2,820,000 shares of stock from our treasury during the year ended December 31, 2002.



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

          Critical Accounting Policies and Estimates

          Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. This section summarizes the critical accounting policies and the related judgments involved in their application.


                                    12 of 24

          Allowance for doubtful accounts:

          We provide an allowance for doubtful accounts equal to the estimated collection losses based on our historical experience coupled with a review of the current status of existing receivables. Any significant variations in our historical experience or status of our existing accounts receivable could have a material impact on our consolidated statement of operations.

          Fair value of equity instruments:

          In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), issuances of common stock, stock options, warrants or other equity instruments to employees and nonemployees as consideration for goods or services received by us are accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more readily measurable. We estimate the fair value of options using an option-pricing model (generally, the Black-Scholes model) that meets the criteria set forth in SFAS 123 and common stock using the market value of our stock. Such fair value is measured at an appropriate date pursuant to the guidance in the consensus reached for EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date the performance by the other party is complete) and capitalized or expensed as if we had paid cash for the goods or services.

          Given a trading market for our common stock, we estimate the volatility of our stock based on week ending closing prices over a historical period of not less than one year. As a result, depending on how the market perceives any news regarding us or our earnings, as well as market conditions in general, it could have a material impact on the volatility we use in computing the value we place on these equity instruments.

          Valuation of deferred tax assets:

          We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, we offset our net deferred tax assets by an equivalent valuation allowance as of December 31, 2002.

          Valuation of long-lived assets:

          We assess the recoverability of long-lived tangible and intangible assets with definitive lives whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. Although there has been a sustained weakness in our operating results through December 31, 2002, we continue to project income in the future. Accordingly, we have determined that there has not been an impairment of any of our long-lived assets. However, should our operating results deteriorate, we may determine that some portions of our long-lived tangible or intangible assets are impaired. Such determination could result in non-cash charges to income that could materially affect our consolidated financial position or results of operations for that period.


                                    13 of 24

Advances to officer:

          As of December 31, 2002, we have advanced $135,446 to Jim Mason. Such advance is noninterest bearing and due on demand.

Other related party transactions and commitments:

          Selling, general and administrative expenses include charges by related parties for client entertainment, office and secretarial services and other office expenses of approximately $257,000 and $221,000 for 2002 and 2001, respectively.

RESULTS OF OPERATIONS

          REVENUES. In 2002, the Company's gross revenues from operations were approximately $301,000 as compared with approximately $202,000 in 2001. All of these revenues were attributable to the sale of online banner advertising on newspaper websites. The increase in revenue is primarily attributable to us beginning to recapture the rewards of our agreements with NNN and Vertis that were in effect in 2002 as well as the benefits of our patented system.

          COST OF REVENUES. Costs incurred by the Company in producing revenues in 2002 were approximately $122,000 as compared with $54,000 in 2001. As a result, our gross profit and gross profit margins were approximately $179,000 and 59.6%, respectively, for the year ended December 31, 2002 and $148,000 and 73.3%, respectively, for the year ended December 31, 2001. The decrease in the gross margins result from the fact that we were unable to increase our sales price per impression in proportion to the costs being charged, thus resulting in an overall lower gross margin.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses decreased by approximately $245,000, from approximately $2,621,000 in 2001 to approximately $2,376,000 in 2002. The primary components of this decrease were:

               (i) a decrease of $622,000 in investment banking and investor relation services from approximately $715,000 in 2001 to approximately $93,000 in 2002. Substantially all of such expense resulted from non-cash charges associated with the issuance of common stock and options in exchange for services.

               (ii) a decrease in professional fees of approximately $206,000 from approximately $328,000 in 2001 to approximately $122,000 in 2002. Such decrease results from litigation costs that were incurred in connection with disputes with former officers of the Company. Such disputes were settled during the first quarter of 2002.

               (iii) a decrease in bad debt expense of approximately $134,000 from approximately $204,000 in 2001 to approximately $70,000 in 2002. The decrease results from the need to establish a large reserve in the prior year for uncollectible accounts. During 2002, we have improved our monitoring of accounts receivable and have thus been able to reduce our bad debt exposure.

               (iv) selling, general and administrative cost containment efforts.

          These decreases were offset by the following increases:

               (i) an increase in compensation to our board of directors of approximately $209,000 from approximately $361,000 in 2001 to $570,000 in 2002. This


                                    14 of 24
               increase results primarily from noncash charges from the issuance of shares of common stock to our board members in exchange for services rendered.

               (ii) an increase in marketing expenses of approximately $173,000 in 2002. The increase in such costs primarily results from non-cash charges from the issuance of common stock in exchange for such services.

               (iii) an increase in consulting and outside services including web maintenance and shareholder fulfillment services of approximately $362,000 from approximately $360,000 in 2001 to approximately $722,000 in 2002. The increase in such costs are primarily associated with the maintenance and updating of the GNI system.

          LOSS FROM OPERATIONS. Loss from operations for 2002 was approximately $2,196,000 as compared with $2,473,000 in 2001. The decrease in loss from operations is attributable to the increase in revenues and a reduction in our selling, general and administrative expenses in 2002 versus 2001.

          NET LOSS. Net loss was $2,211,000 for 2002 as compared with $2,482,000 in 2001.

          The Company has refocused its efforts from selling the GNI System directly to working with strategic partners who would be able to represent GNI more effectively. Management has held discussions with candidates throughout 2002 and into 2003, and we feel confident that we can negotiate a more advantageous arrangement for GNI shareholders.

LIQUIDITY AND CAPITAL RESOURCES

          Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, as shown in the accompanying consolidated financial statements, we only generated revenues of approximately $301,000, and $202,000 during 2002 and 2001, respectively. As a result, in part, of our limited revenues, we incurred net losses of approximately $2,211,000 and $2,482,000 and negative cash flow from operating activities of approximately $1,229,000 and $1,111,000 during 2002 and 2001, respectively. As a result, we had a cash balance of only $66,000, and an accumulated deficit of approximately $8,148,000 as of December 31, 2002. We believe that we will continue to incur net losses and cash flow deficiencies from operating activities through at least December 31, 2003. These matters raise substantial doubts as to our ability to continue as a going concern.

          To continue as a going concern we plan to seek opportunities to increase revenues through strategic alliances in the advertising industry in addition to those already formed and license or sell our proprietary software for which we received patent approval during the second half of 2002. As further discussed below, we raised $1,304,000 and $978,000 through the sales of shares of common stock during 2002 and 2001, respectively, and we intend to continue to seek additional equity and/or debt financing. We have limited fixed costs and as such can curtail our cash usage without having a material impact on our overall operations. As a result, we believe, but cannot assure, that the Company will have sufficient resources and will be able to continue to operate through at least December 31, 2003

          To enable us to sustain our operations through at least December 31, 2003 and ultimately complete our marketing and development program and achieve profitability, we plan to seek additional financing for the Company through the sale of debt and equity securities. During the period from


                                    15 of 24

January 1, 2003 through April 3, 2003, we raised $98,000 through the sale of shares of common stock.

          CASH FLOW FROM OPERATING ACTIVITIES. For 2002, the Company used net cash from operating activities of $1,229,000, as compared with $1,111,000 in 2001. The cash usages in both 2002 and 2001 were used primarily to fund our net losses. During the year ended December 31, 2002, we had non-cash charges to our operations for provisions for doubtful accounts, depreciation and amortization, and costs of services paid through the issuance of stock and stock options of approximately $1,354,000, as compared to similar non-cash charges during the year ended December 31, 2001 of approximately $1,364,000.

          CASH FLOW FROM INVESTING ACTIVITIES. For 2002, the Company had a net cash outflow of $16,000 attributable to the purchase of equipment as compared with $4,500 during the year ended December 31, 2001.

          CASH FLOW FROM FINANCING ACTIVITIES. For 2002, the Company had a net cash inflow of $1,276,000 as compared with $695,000 in 2001. The increase results from greater financing efforts through private placements in 2002 than in 2001. During the year ended 2002, we raised $1,304,000 through the sale of 19,140,913 shares of common stock as compared with $978,000 through the sale of 7,677,663 shares of common stock in 2001. During the year ended December 31, 2002, we purchased 21,000 shares of our common stock for our treasury on the open market at a cost of $4,600. During the year ended December 31, 2001, we purchased 3,390,500 shares of our common stock for our treasury from former officers and on the open market at a cost of $266,000. In addition, during the year ended December 31, 2001, 400,000 shares of our common stock were purchased for our treasury from former officers in exchange for the cancellation of receivables aggregating $106,000.

          STOCKHOLDERS' EQUITY. The Company's stockholders' equity at December 31, 2002 was $519,000, including an accumulated deficit of $8,148,000. The Company's stockholders' equity at December 31, 2001 was $262,000, including an accumulated deficit of $5,938,000. The components of the changes in stockholders' equity include the following:

               (i) Proceeds of $1,304,000, net of payments for related costs and expenses of $89,000 from the sale and issuance of 14,333,006 shares of common stock, through private placements. In connection therewith, we issued 5,365,655 for financial services related to the private placements. A total of 4,500,000 shares of such stock will be converted into 4,500,000 shares of preferred stock upon the proper filing of a certificates of designations with respect to the preferred stock.

               (ii) Issuance of 10,370,000 shares of common stock with an aggregate fair value of $1,168,000 in exchange for various selling, general and administrative expenses during those years.

               (iii) The retirement of 2,820,000 shares of treasury stock with a cost of $123,000.

               (iv) The purchase of 21,000 shares of stock for our treasury with a cost of $4,600.

          We will require additional capital during 2003 to continue to implement our business strategy. Such additional capital may be raised through public or private financings, as well as through borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to our stockholders.


                                    16 of 24

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


                                    17 of 24

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

          James C. Mason, CEO, President, Treasurer and Director

          Mr. Mason, age 59, has more than 30 years of senior management experience in both large corporation and entrepreneurial enterprises. Before co-founding GNI in 1999, he held executive positions with several entrepreneurial companies in publishing and marketing and acted as consultant to numerous investment banking and publishing institutions, including Lazard Freres, Merrill Lynch, Times Mirror, McGraw-Hill, and Hachette Filipachhi. From 1987 to 1991, Mason was Executive Vice President of Sales and Marketing at New York Daily News and from 1985 to 1987 he was Associate Publisher and a partner at U.S. News & World Report.

          Dennis Stillwell, Secretary and Director

          Mr. Stillwell, age 56, joined our Board of Directors and was elected Secretary of the Company in December 2000. Mr. Stillwell has served as President of IMEX Exchange, an Internet development and consultancy company owned by him, since 1995.

          David Altschiller, Director

          Mr. Altschiller, age 61, joined our Board of Directors in December 2000. Mr. Altschiller is currently the Chairman of the New York division of Hill, Holliday, Connors, Cosmopulos, an advertising agency that is a division of the Interpublic Group of Companies. Mr. Altschiller helped to found the agency in 1977 under a different name (Hill, Holliday/Altschiler) and has been with the company since it was founded. Mr. Altschiller has taught advertising at New York University and the Pratt Institute and has served as a visiting professor to the master program in advertising at Syracuse University for the past 25 years. At the present time, Mr. Benjou is director of the New York office of Ad Click.

          Paul Benjou, Director

          Mr. Benjou, age 54, joined our Board of Directors in December 2000. For the past three years, Mr. Benjou has held the position of Executive Vice President of Draft Worldwide, an integrated marketing network, specializing in direct and promotional marketing and brand building. Prior to that, Mr. Benjou was President of Group 1, an advertising company owned by him.


                                    18 of 24

          Donald Gilbert, Director

          Mr. Gilbert, 42, joined our Board of Directors in the fall of 2002. Since leaving the U.S. Military, honorably discharged, Mr. Gilbert has been active in the high level security business protecting various U.S. and International dignitaries most recently as head of Estee Lauder Security, Worldwide.

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

          Messrs. Altschiller, Benjou, and Lucas, each of whom is a director, failed to file their respective Form 5s in 2002 as required by Section 16(a) of the Exchange Act. We expect that these individuals will file Form 5s shortly following the filing of this report.

Item 10.  EXECUTIVE COMPENSATION

          The following table shows compensation for services rendered to the Company during the fiscal year ended December 31, 2002 by the Chief Executive Officer and each other executive officer of the Company. Each executive officer serves under the authority of the Board of Directors. Directors who are also employees of the Company receive no extra compensation for their service on the Board of Directors of the Company. Mr. James C. Mason is the only officer compensated by the Company.

                          SUMMARY COMPENSATION TABLE
        Annual Compensation              Long-Term Compensation
------------------------------------------------------------------------------------------------------
                                                                         Awards         Payouts
                                                                   -----------------------------------

                                                                                Securities
                                                         Other     Restricted   Underlying
                                                        Annual        Stock      Options/       LTIP       All Other
Name and Principal              Salary      Bonus     Compensation  Award(s)      SARs(1)      Payouts    Compensation
Position               Year       ($)        ($)          ($)          ($)          (#)          ($)          ($)

James C. Mason,        2002     144,000        0           0       1,000,000         0            0            0
President, CEO,
Treasurer &
Director



--------------------

--------------------------------------------------------------------------------


          None of our officers have been awarded any stock options, stock appreciation rights or other long term or incentive compensation. We do not have any written employment agreements with any of our executive officers.


                                    19 of 24

          The members of our board of directors are reimbursed for actual expense incurred in attending board meetings. In December, 2002, the members of our Board were granted additional shares of our common stock in lieu of compensation and for services rendered to the Company. Messrs. Benjou and Altschiller each received 200,000 shares, Messrs Mason and Stillwell received 1,000,000 shares each, and a new member, Mr. Gilbert, received 400,000 shares. There are no other arrangements for compensation to directors.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information with respect to beneficial ownership of our common stock as of March 28, 2003 by (i) each person known to us to be the beneficial owner of more than five percent of our common stock, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group.

          As of April 4, 2003, there were 49,501,742 shares of common stock outstanding.

-----------------------------------------------------------------------------------------------------
Name and Address of Beneficial Owner    Number of Shares Beneficially Owned       Percentage of Class
-----------------------------------------------------------------------------------------------------
Officers and Directors

James C. Mason                                       4,305,000                          13.4%**
575 Madison Avenue, 10th Floor
New York, New York 10022

Dennis Stillwell                                     3,000,000                           8.1%
575 Madison Avenue, 10th Floor
New York, New York 10022

David Altschiller                                      400,000                           0.4%
575 Madison Avenue, 10th Floor
New York, New York 10022

Paul Benjou                                            400,000                           0.4%
575 Madison Avenue, 10th Floor
New York, New York 10022

Alex Lucas                                             100,000                           0.4%
575 Madison Avenue, 10th Floor
New York, New York 10022

Donald Gilbert                                         400,000                           0.4%
575 Madison Avenue, 10th Floor
New York, New York 10022

Officers and directors as a group                    8,605,000                          22.2%


                                    20 of 24

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

Advances to officer:

          As of December 31, 2002 we had advanced $135,446 to James C. Mason. Such advance is noninterest bearing and due on demand.

Other related party transactions and commitments:

          Selling, general and administrative expenses include charges by related parties for client entertainment, office and secretarial services and other office expenses of approximately $257,000 and $221,000 for 2002 and 2001, respectively.


PART IV

Item 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)     Exhibits
        2.1 Agreement and Plan of Reorganization dated as of August 5, 1999 by and among Bargain Brokers, Inc., a Nevada corporation, Global Network, Inc., a New York Corporation, and the shareholders of Global Network, Inc.(1)
        3.1     Articles of Incorporation of Global Network, Inc., as amended(1)
        3.2     Bylaws of Global Network, Inc.(1)
        10.1 Agreement between the Newspaper National Network and Global Network Inc. dated March 27, 2001. (2)
        21.1    List of Subsidiaries(1)


------------------
(1) Incorporated by reference to GNI's Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on August 30, 1999.

(2) Incorporated by reference to GNI's Registration Statement on Form 10-KSB, filed with the Securities and Exchange Commission on December 31, 2000.


                                    21 of 24

(b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K for the period covered by this report.

Item 14. Controls and Procedures

          (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of this Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and the participation of our management including our Chief Executive Officer of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in our periodic SEC filings.

          (b) Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.


                                    22 of 24

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 11, 2003
                                             GLOBAL NETWORK INC. (Registrant)


                                         By:  /s/ James C. Mason
                                             -------------------
                                             James C. Mason, CEO, President, and
                                             Treasurer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ James C. Mason                                       April 11, 2003
---------------------------------
James C. Mason, CEO, President,
Treasurer and Director
(Principal Executive, Financial
and Accounting Officer)

/s/ Dennis Stillwell                                     April 11, 2003
---------------------------------
Dennis Stillwell, Secretary and
Director

/s/ Paul Benjou                                          April 11, 2003
---------------------------------
Paul Benjou
Director

/s/ Donald Gilbert                                       April 11, 2003
---------------------------------
Donald Gilbert
Director


                                 CERTIFICATIONS

          I, James C. Mason, Chief Executive Officer of Global Network, Inc., certify that:

          1. I have reviewed this annual report on Form 10-KSB of Global Network, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


                                    23 of 24

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 15, 2003                   /s/ James C. Mason
                                       ------------------
                                       Name:   James C. Mason
                                       Title:  CEO, President, Treasurer and
                                               Director (Principal Executive,
                                               Financial and Accounting Officer)





                                    24 of 24

                       GLOBAL NETWORK, INC. AND SUBSIDIARY




                                    I N D E X


                                                                           PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                   F-2

CONSOLIDATED BALANCE SHEET
     DECEMBER 31, 2002                                                     F-3

CONSOLIDATED STATEMENTS OF OPERATIONS
     YEARS ENDED DECEMBER 31, 2002 AND 2001                                F-4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     YEARS ENDED DECEMBER 31, 2002 AND 2001                                F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEARS ENDED DECEMBER 31, 2002 AND 2001                                F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F-7/15



                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors
Global Network, Inc.


We have audited the accompanying consolidated balance sheet of GLOBAL NETWORK, INC. AND SUBSIDIARY as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Network, Inc. and Subsidiary as of December 31, 2002, and their results of operations and cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 3 to the consolidated financial statements, the Company's operations have generated recurring losses and negative net cash flows from operating activities. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




                                                        J.H. COHN LLP

Roseland, New Jersey
April 3, 2003


                       GLOBAL NETWORK, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002


                                     ASSETS
Current assets:
     Cash and cash equivalents                                                  $    66,335
     Accounts receivable, net of allowance for doubtful accounts of $53,402         214,095
     Advances to officer                                                            135,446
     Other current assets                                                            26,615
                                                                                -----------
              Total current assets                                                  442,491

Equipment, net of accumulated depreciation of $66,539                                90,554
Capitalized software development costs, net of accumulated
     amortization of $190,852                                                       231,262
Other assets                                                                         12,523
                                                                                ------------

              Total                                                             $   776,830
                                                                                ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                      $   211,412
     Current portion of notes payable                                                22,650
     Other current liabilities                                                        4,252
                                                                                -----------
              Total current liabilities                                             238,314

Notes payable, net of current portion                                                19,456
                                                                                -----------
              Total liabilities                                                     257,770
                                                                                -----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value; 5,000,000 shares authorized;
         none issued                                                                -
     Common stock, $.001 par value; 50,000,000 shares authorized;
         48,082,242 shares issued and outstanding                                    48,082
     Additional paid-in capital                                                   8,764,265
     Stock subscription receivable for 245,000 shares                               (24,500)
     Treasury stock - 156,000 shares, at cost                                      (120,486)
     Accumulated deficit                                                         (8,148,301)
                                                                                -----------
              Total stockholders' equity                                            519,060
                                                                                -----------

              Total                                                             $   776,830
                                                                                ===========



See Notes to Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001





                                                    2002               2001
                                                ------------       ------------

Revenues                                        $    301,106       $    201,691

Cost of revenues                                     121,506             53,918
                                                ------------       ------------

Gross profit                                         179,600            147,773

Selling, general and administrative
     expenses                                      2,375,727          2,620,994
                                                ------------       ------------

Loss from operations                              (2,196,127)        (2,473,221)
                                                ------------       ------------

Other income (expense):
     Interest income                                                      7,182
     Interest expense                                (14,548)           (15,955)
                                                ------------       ------------
         Totals                                      (14,548)            (8,773)
                                                ------------       ------------

Net loss                                        $ (2,210,675)      $ (2,481,994)
                                                ============       ============

Basic net loss per common share                 $       (.07)              (.18)
                                                ============       ============

Basic weighted average common shares
     outstanding                                  30,895,075         13,817,105
                                                ============       ============








See Notes to Consolidated Financial Statements.


                                            GLOBAL NETWORK, INC. AND SUBSIDIARY

                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          YEARS ENDED DECEMBER 31, 2002 AND 2001


                                   Common Stock          Stock      Additional        Treasury Stock
                               ---------------------  Subscription    Paid-in   ------------------------   Accumulated
                                 Shares     Amount     Receivable     Capital     Shares       Amount        Deficit       Total
                               ----------  ---------  ------------- ----------- -----------   ----------  ------------  -----------
Balance, January 1, 2001       12,188,250   $12,188    $4,551,987                  14,500    $ (17,670)   $(3,455,632)  $1,090,873

Sale of shares of common
   stock through private
   placements, net of
   expenses of $139,451         7,677,553     7,678       970,569                                                         978,247

Purchases of treasury
   stock for cash                                                               3,390,500     (265,934)                  (265,934)

Purchases of treasury stock
   through cancellation of
   advances receivable from
   former officers                                                                400,000     (105,627)                  (105,627)

Effects of issuance of
   common stock in exchange
   for services                  1,367,778     1,368     1,045,438                                                       1,046,806

Retirement of treasury stock     (850,000)     (850)     (149,777)               (850,000)     150,627

Effects of issuance of
   common stock in exchange
   for cancellation of stock
   options                        450,000       450          (450)

Net loss                                                                                                   (2,481,994) (2,481,994)
                               ----------   -------    ----------   --------   ----------    ---------    -----------   ---------

Balance, December 31, 2001     20,833,581    20,834     6,417,767               2,955,000     (238,604)    (5,937,626)    262,371

Sale of shares of common
   stock through private
   placements, net of
   expenses of $89,250         19,698,661    19,698     1,309,148   $(24,500)                                           1,304,346

Purchases of treasury
   stock for cash                                                                  21,000       (4,582)                    (4,582)

Retirement of treasury stock   (2,820,000)   (2,820)     (119,880)             (2,820,000)     122,700

Effects of issuance of common
   stock in exchange for
   services                    10,370,000    10,370     1,157,230                                                       1,167,600

Net loss                                                                                                   (2,210,675) (2,210,675)
                               ----------   -------    ----------   --------   ----------    ---------    -----------  ----------

Balance, December 31, 2002     48,082,242   $48,082    $8,764,265   $(24,500)     156,000    $(120,486)   $(8,148,301) $  519,060
                               ==========   =======    ==========   ========   ==========    =========    ===========  ==========



See Notes to Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001




                                                                       2002              2001
                                                                  -------------      -------------
Operating activities:
     Net loss                                                       $(2,210,675)       $(2,481,994)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Provision for doubtful accounts                                 69,684            203,846
         Depreciation                                                    31,418             28,275
         Amortization of software development costs                      84,823             84,823
         Costs of services paid through issuance of
              common stock and stock options                          1,167,600          1,046,806
         Changes in operating assets and liabilities:
              Accounts receivable                                      (195,555)          (124,727)
              Advances to officer                                       (66,605)            (4,014)
              Other current assets                                      (21,865)            15,950
              Other assets                                                                  (4,686)
              Accounts payable and accrued expenses                     (71,128)           124,588
              Other current liabilities                                 (16,312)
                                                                  -------------      --------------
                  Net cash used in operating activities              (1,228,615)        (1,111,133)
                                                                  -------------      -------------

Investing activities - purchases of equipment                           (15,718)            (4,461)
                                                                  -------------      -------------

Financing activities:
     Payments of notes payable                                          (23,347)           (17,413)
     Proceeds from sale of common stock and warrants,
         net of expenses                                              1,304,346            978,247
     Purchases of treasury stock                                         (4,582)          (265,934)
                                                                  -------------      -------------
                  Net cash provided by financing activities           1,276,417            694,900
                                                                  -------------      -------------

Net increase (decrease) in cash and cash equivalents                     32,084           (420,694)

Cash and cash equivalents, beginning of year                             34,251            454,945
                                                                  -------------      -------------

Cash and cash equivalents, end of year                            $      66,335      $      34,251
                                                                  =============      =============


Supplemental disclosure of cash flow data:
     Interest paid                                                $      14,548      $      15,955
                                                                  =============      =============




See Notes to Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and business:
          Global Network, Inc. ("GNI") and its subsidiary (collectively, the "Company") began to develop business operations comprised of packaging and selling online banner advertising on newspaper web sites to national advertisers on April 26, 1999. The Company has developed a proprietary software system that allows national advertisers and their ad agencies to place ads on multiple newspaper web sites at one time and to target a specific demographic by having the advertisement posted in the section of the newspaper that they choose. During the period from the inception of its operations on April 26, 1999 through June 30, 2002, the Company did not generate any significant revenues and, accordingly, it was in the development stage during that period for accounting purposes and was required to make certain disclosures related to such development. During the period from July 1, 2002 to December 31, 2002, the Company received patent approval for its proprietary software, completed its marketing plans and began recognizing the benefits of various strategic alliances that are expected to provide a more continuous revenue stream. Accordingly, the Company is no longer considered a development stage company for accounting purposes.


Note 2 - Summary of accounting policies:
          Use of estimates:
               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

          Principles of consolidation:
               The accompanying consolidated financial statements include the accounts of GNI and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

          Cash equivalents:
               The Company considers highly liquid investments with maturities of three months or less when acquired to be cash equivalents.

          Revenue recognition:
               Revenue is recognized when earned and collectibility is reasonably assured. For advertising services, revenue is earned generally when advertising placed by the Company appears on the newspaper web sites.

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

          Equipment:
               Equipment is stated at cost, net of accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets of five years.

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

          Impairment of long-lived assets:
               Impairment losses on long-lived assets, such as equipment and capitalized software development costs, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

          Net earnings (loss) per common share:
               The Company presents "basic" earnings (loss) per common share and, if applicable, it will present "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Generally, basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies (concluded):
          Net earnings (loss) per common share (concluded):
               Since the Company had losses in 2002 and 2001, the assumed effects of the exercise of outstanding stock options for the purchase of 295,000 shares of common stock outstanding in both 2002 and 2001 and the application of the treasury stock method were anti-dilutive and, therefore, diluted per share amounts have not been presented in the accompanying consolidated statements of operations for those periods.

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


Note 3 - Basis of presentation:
          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company only generated revenues of approximately $301,000 and $202,000 during 2002 and 2001, respectively. As a result, in part, of its limited revenues, the Company incurred net losses of $2,211,000 and $2,482,000, and negative cash flows from operating activities of $1,229,000 and $1,111,000 during 2002 and 2001, respectively. The
          Company had a cash balance of only $66,000 and an accumulated deficit of approximately $8,148,000 as of December 31, 2002. In addition, management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities through at least December 31, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Basis of presentation (concluded):
          To enable the Company to continue as a going concern through at least the year ending December 31, 2003, management plans to continue to seek opportunities to increase revenues through strategic alliances in the advertising industry, in addition to those already formed, and the licensing or sale of the Company's proprietary software that received patent approval during the second half of 2002. The Company raised $1,304,000 and $978,000 through the sale of shares of common stock during 2002 and 2001, respectively, and management intends to continue to seek additional equity and/or debt financing for the Company. Since the Company has limited fixed costs, management will have the ability to curtail the Company's cash usage without causing a material adverse impact on its overall operations during 2003. As a result, management believes, but cannot assure, that the Company will have sufficient resources and will be able to continue to operate through at least December 31, 2003.

          The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.


Note 4 - Advances to officers:
          Advances to officers of $135,446 outstanding as of December 31, 2002 were noninterest bearing and due on demand. Information as to the fair value of these financial instruments as of December 31, 2002 and 2001 has not been presented because management of the Company does not believe that there is any practical method that can be used to determine such fair value.


Note 5 - Equipment:
          Equipment consisted of the following at December 31, 2002:

             Computer equipment                               $ 153,191
             Furniture                                            3,902
                                                              ---------
                                                                157,093
             Less accumulated depreciation                       66,539
                                                              ---------

                  Total                                       $  90,554
                                                              =========


Note 6 - Income taxes:
          As of December 31, 2002, the Company had net operating loss carryforwards of approximately $7,913,000 available to reduce future Federal and state taxable income which, if not used, will expire at various dates through 2022. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $3,165,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2002.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Income taxes (concluded):
          The Company had also offset the potential benefits of $1,945,000 and $1,020,000 from net operating loss carryforwards by equivalent valuation allowances as of December 31, 2001 and 2000, respectively. As a result of the increases in the valuation allowance of $1,220,000 and $825,000 during 2002 and 2001, respectively, there are no credits for income taxes reflected in the accompanying consolidated statements of operations to offset pre-tax losses.


Note 7 - Notes payable:
          Notes payable consists of various equipment financing obligations payable in monthly installments through July 2005 with interest at variable rates (the effective rates ranged from 19.5% to 36.7% at December 31, 2002). The notes are secured by substantially all of the Company's computer equipment.

          Required principal payments for the notes in each of the years subsequent to December 31, 2002 are as follows:

                  Year Ending
                  December 31,                                    Amount
                  ------------                                    -------
                     2003                                         $22,650
                     2004                                          12,437
                     2005                                           7,019
                                                                  -------

                        Total                                     $42,106
                                                                  =======


Note 8 - Commitments and contingencies:
          Concentrations of credit risk:
               Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank deposit accounts which, at times, may exceed Federally insured limits. The Company reduces its exposure to credit risk by maintaining its cash deposits with major financial institutions and monitoring their credit ratings.

               The Company extends credit to its customers. It does not require any collateral. Since the Company had only generated a limited amount of revenues through December 31, 2002, each customer generated a significant percentage of its total revenues in 2002 and 2001 and a few customers accounted for substantially all of its accounts receivable balance as of December 31, 2002. To limit credit risk, the Company closely monitors the extension of credit while maintaining an appropriate allowance for doubtful accounts based on, among other things, the credit risk of specific customers and current economic conditions. Accordingly, management does not believe that the Company was exposed to significant credit risk at December 31, 2002.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Stockholders' equity:
          Preferred stock authorized:
               The Company's Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series, with terms and preferences to be determined by the Company's Board of Directors. No shares of preferred stock had been issued as of December 31, 2002.

          Issuances and cancellations of common stock:
               The Company's Articles of Incorporation also authorize the issuance of 50,000,000 shares of common stock with a par value of $.001 per share.

               During 2002, the Company received proceeds of $1,304,346, net of payments for related costs and expenses of $89,250, from the sale and issuance of 14,333,006 shares of common stock that were made through private placements intended to be exempt from registration under the Securities Act of 1933 (the "Act"). In addition, a total of 5,365,655 shares were issued for financial services related to the private placement. A total of 4,500,000 shares of common stock sold through the private placements will be converted into 4,500,000 shares of preferred stock upon the proper filing of the certificate of designation with respect to the preferred stock. Holders of the preferred shares will be entitled to receive dividends at the annual rate of 8% and will have voting rights equivalent to those of a holder of common stock. In addition to selling shares through the private placements during 2002, the Company had received subscriptions for the purchase of 245,000 shares of common stock at $.10 per share or a total of $24,500 as of December 31, 2002. During 2001, the Company received proceeds of $978,247, net of payments for related costs and expenses of $139,451, from the sale and issuance of 7,677,553 shares of common stock that were made through private placements intended to be exempt from registration under the Act.

               During 2002 and 2001, the Company issued a total of 10,370,000 and 1,367,778 shares of common stock, respectively, as compensation for the services of executive officers and consultants. The shares had approximate aggregate fair values of $1,167,600 and $1,046,806 as of the dates the Company agreed to issue the shares in 2002 and 2001, respectively, which were charged to selling, general and administrative expenses during those years.

               The issuances of shares for services were noncash transactions that are not reflected in the accompanying consolidated statements of cash flows.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Stockholders' equity (continued):
          Treasury stock:
               A summary of the changes in treasury stock during the years ended December 31, 2002 and 2001 is presented below:

                                                                   Shares       Amount
                                                                ----------    ----------

                  Balance, at January 1, 2001                       14,500     $ 17,670
                  Purchases from former officers (a):
                     For cancellation of advances receivable       400,000      105,627
                     For cash                                    3,270,000      167,700
                  Other purchases (b)                              120,500       98,234
                  Retirements                                     (850,000)    (150,627)
                                                                ----------     --------

                  Balance, at December 31, 2001                  2,955,000      238,604
                  Other purchases (b)                               21,000        4,582
                  Retirements                                   (2,820,000)    (122,700)
                                                                ----------     --------

                  Balance, at December 31, 2002                    156,000     $120,486
                                                                ==========     ========

               (a) On March 1, 2001, the Company entered into agreements with two of its former officers in conjunction with their resignation as directors of the Company. As of January 1, 2001, these former officers held a total of 3,870,000 shares of the Company's common stock. Pursuant to the agreements, the Company effectively repurchased a total of 400,000 shares of common stock from the former officers during 2001 in exchange for the cancellation of receivables of $105,627 that arose from noninterest bearing advances made to them prior to January 1, 2001. The repurchases of those shares in exchange for the cancellation of receivables were noncash transactions that are not reflected in the accompanying 2001 consolidated statement of cash flows. The agreements also required the Company to repurchase an additional total of 3,270,000 shares of common stock from the former officers at the rate of 300,000 shares per month and a purchase price of $.10 per share.

                    However, management of the Company believed that the former officers breached their respective obligations under the agreements and, after repurchasing 450,000 shares for $45,000, the Company stopped such repurchases and filed a Demand for Arbitration with the American Arbitration Association during 2001. Pursuant to settlement agreements with the former stockholders, the Company repurchased the remaining 2,820,000 shares subject to the original repurchase agreements for $122,700.

               (b) As of December 31, 2002, the Board of Directors authorized the repurchase by the Company of up to 300,000 shares of its outstanding common stock of which 156,000 shares had been repurchased pursuant to such authorization.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 9 - Stockholders' equity (concluded):
          Stock options:
               A summary of the status of the Company's shares subject to stock options as of December 31, 2002 and 2001 and changes during the years then ended is presented below:

                                                               2002                       2001
                                                 -----------------------------  -------------------------
                                                                 Weighted                      Weighted
                                                                 Average                       Average
                                                                 Exercise                      Exercise
                                                    Shares        Price         Shares          Price
                                                    ------     -----------     -------      -------------

               Outstanding, at beginning
                   of year                          295,000        $.65          295,000        $.65
               Granted (a)                                                       450,000         .93
               Canceled (a)                                                     (450,000)       (.93)
               Expired                             (195,000)       (.50)
                                                   --------                     --------

               Outstanding, at end of year (b)      100,000        $.93          295,000        $.65
                                                    =======        ====          =======        ====

               (a) During 2001, the Company issued options to purchase 450,000 shares of common stock that were originally exercisable at $.93 per share and were due to expire on February 28, 2003. The options were issued in exchange for consulting services provided in connection with the development of the Company's proprietary software and, accordingly, the fair value of those options of $324,000 was capitalized. The fair value of the options was determined using a Black-Scholes option-pricing model in accordance with SFAS 123 based on the following assumptions: expected life of options of 1.5 years, risk free interest rate of 6%, dividend yield of 0% and volatility of 113%. The issuances of the options for services and the shares for the cancellation of the options are noncash transactions that are not reflected in the accompanying consolidated statements of cash flows.

                    During 2001, the Company also agreed to issue 450,000 shares of its common stock in exchange for the cancellation of the options. The fair value of the common stock issued to the holders of the options was less than the original fair value of the options granted and, accordingly, the accompanying consolidated financial statements do not reflect any adjustments of the amounts originally recorded as a result of the exchange.

               (b) All of the options outstanding as of December 31, 2002 are exercisable and expire on February 28, 2003.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Other related party transactions and commitments:
           Selling, general and administrative expenses include charges by related parties for client entertainment, office and secretarial services and other office expenses totaling approximately $257,000 and $221,000 for 2002 and 2001, respectively.


Note 11 - Subsequent events:
           During the period from January 1, 2003 through April 3, 2003, the Company received gross proceeds of $98,000 from the sale of 830,000 shares of common stock through a private placement. In addition, a total of 589,500 shares of common stock were issued for financial services in connection with private placements.



                                      * * *