Form 10QSB
period 2003-03-31
GLOBAL NETWORK INC
filed 2003-05-20
CIK 1093884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|x| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 2003

| |       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from _______ to ______

                        Commission file number: 000-27185

                              GLOBAL NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                      88-0367123
----------------------------------            ----------------------------------
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

       Yes | |            No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,928,959

Transitional Small Business Disclosure Format (Check one):

       Yes | |            No |X|

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

          The accounting policies and estimates used as of December 31, 2002, which are explained in the notes to the consolidated financial statements in the Company's previously filed Form 10-KSB for the year ended December 31, 2002, have been applied consistently during the three months ended March 31, 2003.

          Results of Operations:

          During the second half of 2002, we received patent approval for our proprietary software, completed our marketing plans and began recognizing the benefits of various strategic alliances which are expected to provide for a more continuous revenue stream. Accordingly, we are no longer considered a development stage company for accounting purposes.

          Three months ended March 31, 2003 as compared to the three months ended March 31, 2002:

          Revenues:

          Revenues for the three months ended March 31, 2003 were $142,000 as compared with $51,000 for the three months ended March 31, 2002, representing an increase of $91,000 or 178%. Revenues for the three months ended March 31, 2003 include $63,000 of royalties charged for use of our proprietary software. We did not recognize any such revenue for the comparable three-month period ended March 31, 2002. The increased revenues from advertising were attributable to increased acceptance of our proprietary software, improved methods used for tracking and placement for advertisers and enhanced relationships with major advertising agencies.

          Cost of Revenues:

          Cost of revenues for the three months ended March 31, 2003 was $28,000 as compared with $14,000 for the three months ended March 31, 2002, representing an increase of $14,000 or 100%. As a result of the increase in our revenues, our gross profit for the three months ended March 31, 2003 was $114,000 as compared with $37,000 for the three months ended March 31, 2002. The increase in our gross profit resulted primarily from our increased revenues, including royalties, for which there are no offsetting costs. Cost of revenues associated with advertising was 35% and 27% for the three months ended March 31, 2003 and 2002, respectively. The increase in cost of revenues associated with advertising results from cost increases not passed on to customers.

          Selling, General and Administrative Expenses:

          Selling, general and administrative expenses for the three months ended March 31, 2003 were $342,000 as compared with $653,000 for the three months ended March 31, 2002, representing a decrease of $311,000 or 48%. The decrease in these costs is primarily a result of management's effort to better contain costs. In addition, during the three months ended March 31, 2002, we recognized a non-cash charge of $409,000 associated with the issuance of 3,150,000 shares of our common stock, of which 2,000,000 shares with a fair value of $260,000 were given to members of our Board of Directors for services rendered and the remaining 1,150,000 shares with a fair value of $149,000 were given to consultants for investment services and assistance with the maintenance and updating of our proprietary software. No such non-cash charges were incurred during the three months ended March 31, 2003.

          Loss from Operations:

          Loss from operations for the three months ended March 31, 2003 was $(227,000) as compared with $(616,000) for the three months ended March 31, 2002. The decrease in loss from operations was primarily attributable to our improved gross margins and our reductions in selling, general and administrative expenses as described above.

          Net Loss:

          Net loss was $(230,000) for the three months ended March 31, 2003 as compared with $(620,000) for the three months ended March 31, 2002.

          Liquidity and Capital Resources

          Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. We only generated revenues of approximately $142,000 during the three months ended March 31, 2003. As a result, in part, of our limited revenues, we incurred a net loss of approximately $230,000 and negative cash flows from operating activities of $195,000 during the three months ended March 31, 2003. We had a cash balance of only $5,000 and an accumulated deficit of approximately $8,378,000 as of March 31, 2003. In addition, we believe that we will continue to incur net losses and negative cash flows from operating activities through at least March 31, 2004. These matters raise substantial doubt about our ability to continue as a going concern.

          To enable us to continue as a going concern through at least the twelve-month period ending March 31, 2004, we plan to continue to seek opportunities to increase revenues through strategic alliances in the advertising industry, in addition to those already formed, and the licensing or sale of our proprietary software for which we were issued Patent #6,401,075 on June 4, 2002. We intend to execute a series of strategic presentations in New York, Chicago and Los Angeles. We have entered into an agreement with ValuClick affording us additional sales representation and revenue opportunities. During the three months ended March 31, 2003, we raised approximately $114,000 through the sale of shares of common stock and we intend to continue to seek additional equity and/or debt financing for the Company. Because we have limited fixed costs, we believe we will have the ability to curtail our cash usage without causing a material impact on our overall operations during the twelve-month period ending March 31, 2004. As a result, we believe, but cannot assure, that we will have sufficient resources and will be able to continue to operate through at least March 31, 2004.

          Cash Flow from Operating Activities

          During the three months ended March 31, 2003 and 2002, we used approximately $195,000 and $192,000, respectively, primarily to fund our net losses.

          Cash Flow from Investing Activities

          During the three months ended March 31, 2003 and 2002, we used approximately $5,000 in each period for the purchases of computer equipment.

          Cash Flow From Financing Activities

          During the three months ended March 31, 2003, we had net cash inflow of $139,000 as compared with $286,000 for the three months ended March 31, 2002. The decrease resulted primarily from a reduction in the proceeds from sales of common stock through private placements . During the three months ended March 31, 2003, we raised $114,000, net of expenses of $4,000, through the sale of 1,846,717 shares of common stock as compared with $295,000, net of expenses of $10,000, through the sale of 4,008,176 shares of common stock during the three months ended March 31, 2002. During the three months ended March 31, 2003, we also received proceeds of $10,000 from the payments of a subscription receivable from a prior sale of common stock. During the three months ended March 31, 2003, we purchased 10,000 shares of our common stock for our treasury on the open market at a cost of $3,500. During the three months ended March 31, 2002, we purchased 20,000 shares of our common stock for our treasury on the open market at a cost of $3,300. During the three months ended March 31, 2003, we also received proceeds from a $25,000 loan that is payable through the issuance of 250,000 shares of common stock at such time as we become authorized to issue a sufficient number of shares to enable us to make the payment.

          Stockholders' equity

          Our stockholders' equity at March 31, 2003 was $410,000, including an accumulated deficit of $8,378,000. Our stockholders' equity at March 31, 2003 was $344,000, including an accumulated deficit of $6,558,000. The components of the changes in stockholders' equity include the following:

             (i) Proceeds of $114,000, net of payments for related costs and expenses of $4,000 from the sale and issuance of 1,280,917 shares of common stock, through private placements. In connection therewith, we issued 565,800 shares of common stock for financial services related to private placements. A total of 4,500,000 of such shares will be converted into 4,500,000 shares of preferred stock upon the proper filing of a certificate of designation with respect to the preferred stock.

             (ii) Proceeds of $10,000 from the payment of a subscription receivable from a prior sale of common stock.

             (iii) The purchase of 10,000 shares of stock for our treasury at a cost of $3,500.

          We will require additional capital during the remainder of 2003 to continue to implement our business strategy. Such additional capital may be raised through public or private financings, as well as through borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to our stockholders. No assurance can be given, however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements to implement our business strategy. If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial conditions could be materially and adversely affected. If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to our technology. While we have begun to receive commercial revenues, there can be no assurance that our revenue growth will continue or that we will be able to provide adequate cash to sustain our operations.

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

Item 3.   Controls and Procedures

          (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and the participation of our management including our Chief Executive Officer of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon this evaluation, management concluded that tighter controls and procedures need to be set in place regarding our issuance and sale of common stock. The issue has occurred largely as a result of our emerging company status and management is now taking steps to establish appropriate controls and procedures.

          (b) Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation other than set forth in paragraph (a) above.

                                    Part II
                                Other Information

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          During the three months ended March 31, 2003, we received proceeds of $114,000, net of payments for related costs and expenses of $4,000, from the sale and issuance of 1,280,917 shares of common stock that were made through private placements intended to be exempt from registration under the Securities Act of 1933. In addition, a total of 565,800 shares were issued for financial services related to private placements.

          Defaults Upon Senior Securities

          Not applicable.

Item 3.   Submission of Matters to a Vote of Security Holders

          None.

Item 4.   Other Information

          None.

Item 5.   Exhibits and Reports on Form 8-K

          (a) Exhibits.

          None.

          (b) Reports on Form 8-K

          We did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 20, 2003
                                    Global Network, Inc.

                                    /s/ James C. Mason
                                    ----------------------------------------
                                    James C. Mason, CEO, President,
                                    Treasurer and Director (Principal Executive,
                                    Financial and Accounting Officer)




                                 CERTIFICATIONS

I, James C. Mason, Chief Financial Officer of Global Network, Inc., certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of Global Network, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 20, 2003                      /s/ James C. Mason
                                        ----------------------------------------
                                        Name: James C. Mason
                                        Title:  CEO, President, Treasurer and
                                        Director (Principal Executive, Financial
                                        and Accounting Officer)

                       GLOBAL NETWORK, INC. AND SUBSIDIARY




                                    I N D E X
                                    ---------


                                                                                PAGE
                                                                                ----

CONDENSED CONSOLIDATED BALANCE SHEET
   MARCH 31, 2003 (Unaudited)                                                   F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)                       F-3

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
EQUITY
   THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)                                F-4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
   THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)                       F-5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)              F-6/10



                                      * * *

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (Unaudited)

                                     ASSETS
                                     ------

Current assets:
   Cash and cash equivalents                                        $     4,798
   Accounts receivable, net of allowance for
     doubtful accounts of $82,598                                       242,737
   Advances to officers                                                 147,358
   Other current assets                                                  53,899
                                                                    -----------
         Total current assets                                           448,792

Equipment, net of accumulated depreciation of $74,629                    87,166
Capitalized software development costs, net
   of accumulated amortization of $212,058                              210,056
Other assets                                                             12,523
                                                                    -----------

         Total                                                      $   758,537
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                            $   284,269
   Current portion of notes payable                                      45,263
   Other current liabilities                                              4,252
                                                                    -----------
         Total current liabilities                                      333,784

Notes payable, net of current portion                                    14,906
                                                                    -----------
         Total liabilities                                              348,690
                                                                    -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000
       shares authorized; none issued
   Common stock, $.001 par value; 50,000,000
      shares authorized; 49,928,959 shares issued                        49,929
   Additional paid-in capital                                         8,876,510
   Stock subscription receivable for 145,000 shares                     (14,500)
   Treasury stock - 166,000 shares, at cost                            (123,986)
   Accumulated deficit                                               (8,378,106)
                                                                    -----------
         Total stockholders' equity                                     409,847
                                                                    -----------

         Total                                                      $   758,537
                                                                    ===========


See Notes to Condensed Consolidated Financial Statements.

                        GLOBAL NETWORK, INC. AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                    (Unaudited)






                                                          2003              2002
                                                     ------------      ------------

Revenues                                             $    142,040      $     51,000

Cost of revenues                                           27,650            13,603
                                                     ------------      ------------

Gross profit                                              114,390            37,397

Selling, general and administrative expenses              341,657           653,189
                                                     ------------      ------------

Loss from operations                                     (227,267)         (615,792)
                                                     ------------      ------------

Other income (expense):
   Interest income                                                                83
   Interest expense                                        (2,538)           (4,232)
                                                     ------------      ------------
      Totals                                               (2,538)           (4,149)
                                                     ------------      ------------

Net loss                                             $   (229,805)     $   (619,941)
                                                     ============      ============


Basic net loss per common share                      $       -         $       (.03)
                                                     ============      ============

Basic weighted average common shares outstanding       49,905,014        22,707,090
                                                     ============      ============






See Notes to Condensed Consolidated Financial Statements.

                        GLOBAL NETWORK, INC. AND SUBSIDIARY

        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         THREE MONTHS ENDED MARCH 31, 2003
                                    (Unaudited)




                                                                Additional      Stock
                                       Common Stock              Paid-in     Subscription
                                  Shares          Amount         Capital      Receivable
                                ----------     -----------     -----------    -----------

Balance, January 1, 2003        48,082,242     $    48,082     $ 8,764,265    $   (24,500)

Sale of shares of common
   stock through private
   placements, net of
   expenses of $4,000            1,846,717           1,847         112,245            000

Payment of stock
   subscription receivable             000             000             000         10,000

Purchases of treasury stock
   for cash                            000             000             000            000 )

Net loss                          (229,805)       (229,805)

Balance, March 31, 2003         49,928,959     $    49,929     $ 8,876,510    $   (14,500)



                                       Treasury Stock         Accumulated
                                    Shares       Amount         Deficit          Total
                                   -------    -----------     -----------     -----------


Balance, January 1, 2003           156,000     $  (120,486)    $(8,148,301)   $   519,060

Sale of shares of common
   stock through private
   placements, net of
   expenses of $4,000                  000             000             000        114,092

Payment of stock
   subscription receivable             000             000             000         10,000

Purchases of treasury stoc k
   for cash                         10,000          (3,500)            000         (3,500)

Net loss

Balance, March 31, 2003            166,000     $  (123,986)    $(8,378,106)   $   409,847








See Notes to Condensed Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)






                                                                 2003          2002
                                                              ---------     ---------

Operating activities:
   Net loss                                                   $(229,805)    $(619,941)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Provision for doubtful accounts                            29,196        20,000
      Depreciation                                                8,090         7,302
      Amortization of software development costs                 21,206        21,206
      Costs of services paid through issuance
         of common stock and stock options                      409,500
      Changes in operating assets and liabilities:
         Accounts receivable                                    (57,838)      (47,500)
         Advances to officer                                    (11,912)         (829)
         Other current assets                                   (27,284)       (4,525)
         Accounts payable and accrued expenses                   72,857        22,969
                                                              ---------     ---------
               Net cash used in operating activities           (195,490)     (191,818)
                                                              ---------     ---------


Investing activities - purchases of equipment                    (4,702)       (4,655)
                                                              ---------     ---------

Financing activities:
   Proceeds from notes payable                                   25,000
   Payments of notes payable                                     (6,937)       (5,241)
   Proceeds from sale of common stock and warrants              114,092       295,000

   Proceeds from payments of stock subscription receivable       10,000
   Purchases of treasury stock                                   (3,500)       (3,365)
                                                              ---------     ---------

               Net cash provided by financing activities        138,655       286,394
                                                              ---------     ---------


Net increase (decrease) in cash and cash equivalents            (61,537)       89,921

Cash and cash equivalents, beginning of period                   66,335        34,251
                                                              ---------     ---------

Cash and cash equivalents, end of period                      $   4,798     $ 124,172
                                                              =========     =========






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

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2003, its results of operations and cash flows for the three months ended March 31, 2003 and 2002 and its changes in stockholders' equity for the three months ended March 31, 2003. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these condensed consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2002 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended December 31, 2002 that was previously filed with the SEC.

          The results of the Company's operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations for the full year ending December 31, 2003.

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

          The Company had options for the purchase of 100,000 shares of common stock outstanding during a portion of the three months ended March 31, 2003 and 295,000 shares of common stock during all of the three months ended March 31, 2002. Since the Company had losses for the three months ended March 31, 2003 and 2002, the assumed effects of the exercise of the outstanding options and the application of the treasury stock method would have been anti-dilutive and, therefore, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations for those periods. As of March 31, 2003, the Company had no potentially dilutive equity instruments outstanding.


Note 3 - Basis of presentation:
          The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company only generated revenues of approximately $142,000 during the three months ended March 31, 2003. As a result, in part, of its limited revenues, the Company incurred a net loss of $230,000 and negative cash flows from operating activities of $195,000 during the three months ended March 31, 2003. The Company had a cash balance of only $5,000 and an accumulated deficit of approximately $8,378,000 as of March 31, 2003. In addition, management believes that the Company will continue to incur net losses and negative cash flows from operating activities through at least March 31, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Basis of presentation (concluded):
          To enable the Company to continue as a going concern through at least the twelve-month period ending March 31, 2004, management plans to continue to seek opportunities to increase revenues through strategic alliances in the advertising industry, in addition to those already formed, and the licensing or sale of the Company's proprietary software that received patent approval during the second half of 2002. The Company raised $114,000 through the sale of shares of common stock during the three months ended March 31, 2003 (see Note 6 herein) and $1,304,000 through the sale of shares of common stock during the year ended December 31, 2002. Management intends to continue to seek additional equity and/or debt financing for the Company. Since the Company has limited fixed costs, management believes it will have the ability to curtail the Company's cash usage without causing a material impact on its overall operations during the twelve-month period ending March 31, 2004. As a result, management believes, but cannot assure, that the Company will have sufficient resources and will be able to continue to operate through at least March 31, 2004.

          The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.


Note 4 - Advances to officer:
          Advances to officer of $147,358 as of March 31, 2003 were noninterest bearing and due on demand.


Note 5 - Income taxes:
          As of March 31, 2003, the Company had net operating loss carryforwards of approximately $8,143,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2023. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $3,257,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of March 31, 2003.

          The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances during the years ended December 31, 2002 and 2001. As a result of the increases in the valuation allowance of $92,000 and $496,000 during the three months ended March 31, 2003 and 2002, respectively, there are no credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax losses.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 6 - Notes payable:
          The current portion of notes payable at March 31, 200 includes $25,000 arising from the issuance of a note bearing 5% interest during the three months ended March 31, 2003. The Company has agreed to repay the note through the issuance of 250,000 shares of its common stock at such time as it becomes authorized to issue a sufficient number of shares to enable it to make the payment.


Note 7 - Stockholders' equity:
          Preferred stock authorized:
               The Company's Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series, with terms and preferences to be determined by the Company's Board of Directors. No shares of preferred stock had been issued as of March 31, 2003 although certain shares of common stock issued during the year ended December 31, 2002 will be converted into shares of preferred stock as explained below.

          Issuances of common stock:
               During the three months ended March 31, 2003, the Company received proceeds of $114,092, net of payments for related costs and expenses of $4,000, from the sale and issuance of 1,280,917 shares of common stock that were made through private placements intended to be exempt from registration under the Securities Act of 1933 (the "Act"). In addition, a total of 565,800 shares were issued for financial services related to the private placements.

               A total of 4,500,000 shares of common stock sold through private placements in prior years will be converted into 4,500,000 shares of preferred stock upon the proper filing of the certificate of designation with respect to the preferred stock. Holders of the preferred shares will be entitled to receive dividends at the annual rate of 8% and will have voting rights equivalent to those of a holder of common stock.

          Treasury stock:
               During 2001 and 2000, the Board of Directors authorized the repurchase by the Company of up to 300,000 additional shares of its outstanding common stock. During the three months ended March 31, 2003, the Company repurchased 10,000 shares at a cost of $3,500. As of March 31, 2003, the Company had repurchased a total of 166,000 shares pursuant to the authorization by the Board of Directors.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 8 - Other related party transactions:
          Selling, general and administrative expenses include charges by related parties for client entertainment, office and secretarial services and other office expenses totaling approximately $73,000 and $47,000 for the three months ended March 31, 2003 and 2002, respectively.


Note 9 - Subsequent event:
          During the period from April 1, 2003 through May 16, 2003, the Company agreed to sell 1,240,000 shares of common stock for $100,000 through a private placement. The sale will be consummated and the shares will be issued at such time as the Company becomes authorized to issue a sufficient number of shares of its common stock.


                                      * * *