Form 10-Q
period 2003-06-30
GLOBAL NETWORK INC
filed 2003-08-19
CIK 1093884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the quarterly period ended: June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from _______ to ______

                        Commission file number: 000-27185

                              GLOBAL NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                     88-0367123
-------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

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

        Yes   [x]              No   [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,762,959

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

                  Significant Accounting Policies and Estimates

          Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, computer equipment, capitalized software development costs, stock based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          The accounting policies and estimates used as of December 31, 2002, which are explained in the notes to the consolidated financial statements in the Company's previously filed Form 10-KSB for the year ended December 31, 2002, have been applied consistently during the six months ended June 30, 2003.

          Results of Operations:

          During the second half of 2002, we received patent approval for our proprietary software, completed our marketing plans and began recognizing the benefits of various strategic alliances which are expected to provide for a more continuous revenue stream. Accordingly, we are no longer considered a development stage company for accounting purposes.

          Three months ended June 30, 2003 as compared to the three months ended June 30, 2002:

          Revenues:

          Revenues for the three months ended June 30, 2003 were $180,000 as compared with $70,000 for the three months ended June 30, 2002, representing an increase of $110,000 or 157%. Revenues for the three months ended June 30, 2003 include $67,000 of royalties charged for use of our proprietary software. There was no such revenue for the comparable three months ended June 30, 2002. The increased revenues from advertising were attributable to increased acceptance of our proprietary software, improved methods used for tracking and placement for advertisers and enhanced relationships with major advertising agencies.

          Cost of Revenues:

          Cost of revenues for the three months ended June 30, 2003 was $44,000 as compared with $21,000 for the three months ended June 30, 2002, representing an increase of $23,000 or 110%. As a result of the increase in our revenues, our gross profit for the three months ended June 30, 2003 was $136,000 as compared with $49,000 for the three months ended June 30, 2002. The increase in our gross profit as a whole results from the fact that revenues include royalties for which there are no offsetting costs. Cost of revenues associated with advertising were 39% and 30% for the three months ended June 30, 2003 and 2002, respectively. The increase in cost of revenues associated with advertising results from cost increases not passed on to customers.

          Selling, General and Administrative Expenses:

          Selling, general and administrative expenses for the three months ended June 30, 2003 was $397,000 as compared with $509,000 for the three months ended June 30, 2002, representing a decrease of $112,000 or 22%. The decrease in these costs is primarily a result of management's effort to better contain costs. In addition, during the three months ended June 30, 2002, we recognized a non-cash charge of $163,600 associated with the issuance of 1,270,000 shares of our common stock which were given to consultants for investment services, public relations and marketing services and assistance with the maintenance and updating of our proprietary software. No such non-cash charges were incurred during the six months ended June 30, 2003.

          Loss from Operations:

          Loss from operations for the three months ended June 30, 2003 was $(261,000) as compared with $(460,000) for the three months ended June 30, 2002. The decrease in loss from operations was primarily attributable to our improved gross margins and our reductions in selling, general and administrative expenses as described above.

          Net Loss:

          Net loss was $(263,000) for the three months ended June 30, 2003 as compared with $(464,000) for the three months ended June 30, 2002.

          Six months ended June 30, 2003 as compared to the six months ended June 30, 2002:

          Revenues:

          Revenues for the six months ended June 30, 2003 were $322,000 as compared with $121,000 for the six months ended June 30, 2002, representing an increase of $201,000 or 166%. Revenues for the six months ended June 30, 2003 include $130,000 of royalties charged for use of our proprietary software. We had no such revenue for the comparable six months ended June 30, 2002. The increased revenues from advertising were attributable to increased acceptance of our proprietary software, improved methods used for tracking and placement for advertisers and enhanced relationships with major advertising agencies.

          Cost of Revenues:

          Cost of revenues for the six months ended June 30, 2003 was $72,000 as compared with $35,000 for the six months ended June 30, 2002, representing an increase of $37,000 or 106%. As a result of the increase in our revenues, our gross profit for the six months ended June 30, 2003 was $250,000 as compared with $86,000 for the six months ended June 30, 2002. The increase in our gross profit is attributable to the inclusion of royalties for which there are no offsetting costs. Cost of revenues associated with advertising was 38% and 29% for the six months ended June 30, 2003 and 2002, respectively. The increase in cost of revenues associated with advertising results from cost increases not passed on to customers.

          Selling, General and Administrative Expenses:

          Selling, general and administrative expenses for the six months ended June 30, 2003 was $729,000 as compared with $1,162,000 for the six months ended June 30, 2002, representing a decrease of $433,000 or 37%. The decrease in these costs is primarily a result of management's effort to better contain costs. In addition, during the six months ended June 30, 2002, we recognized a non-cash charge of $572,600 associated with the issuance of 4,420,000 shares of our common stock, of which 2,000,000 shares with a fair value of $260,000 were given to members of our Board of Directors for services rendered and the remaining 2,420,000 shares with a fair value of $312,600 were given to consultants for investment services, public relations and marketing services and assistance with the maintenance and updating of our proprietary software. No such non-cash charges were incurred during the six months ended June 30, 2003.

          Loss from Operations:

          Loss from operations for the six months ended June 30, 2003 was $(478,000) as compared with $(1,076,000) for the six months ended June 30, 2002. The decrease in loss from operations was primarily attributable to our improved gross margins and our reductions in selling, general and administrative expenses as described above.

          Net Loss:

          Net loss was $(483,000) for the six months ended June 30, 2003 as compared with $(1,084,000) for the six months ended June 30, 2002.

          Liquidity and Capital Resources

          Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. We only generated revenues of approximately $322,000 during the six months ended June 30, 2003. As a result, in part, of our limited revenues, we incurred a net loss of approximately $483,000 and negative cash flows from operating activities of $369,000 during the six months ended June 30, 2003. We had a cash balance of only $12,000 and an accumulated deficit of approximately $8,631,000 as of June 30, 2003. In addition, we believe that we will continue to incur net losses and negative cash flows from operating activities through at least June 30, 2004. These matters raise substantial doubt about our ability to continue as a going concern.

          To enable us to continue as a going concern through at least the twelve-month period ending June 30, 2004, we plan to continue to seek opportunities to increase revenues through strategic alliances in the advertising industry, in addition to those already formed, and the licensing or sale of our proprietary software for which we were issued Patent #6,401,075 on June 4, 2002. We intend to execute a series of strategic presentations in New York, Chicago and Los Angeles. We have entered into an agreement with ValuClick affording us additional sales representation and revenue opportunities. During the six months ended June 30, 2003, we raised approximately $114,000 through the sale of shares of common stock and we intend to continue to seek additional equity and/or debt financing for the Company. Because we have limited fixed costs, we believe we will have the ability to curtail our cash usage without causing a material impact on our overall operations during the twelve-month period ending June 30, 2004. As a result, we believe, but cannot assure, that we will have sufficient resources and will be able to continue to operate through at least June 30, 2004.

          Cash Flow from Operating Activities

          During the six months ended June 30, 2003 and 2002, we used approximately $369,000 and $394,000, respectively, in our operating activities, primarily to fund our net losses.

          Cash Flow from Investing Activities

          During the six months ended June 30, 2003 and 2002, we used approximately $11,000 and $5,000, respectively, in our investing activities for the purchases of computer equipment.

          Cash Flow From Financing Activities

          During the six months ended June 30, 2003, we had net cash inflow of $325,000 as compared with $565,000 for the six months ended June 30, 2002. The decrease resulted primarily from a reduction in the proceeds from sales of common stock through private placements. During the six months ended June 30, 2003, we raised $114,000, net of expenses of $4,000, through the sale of 1,846,717 shares of common stock as compared with $581,000, net of expenses of $34,500, through the sale of 7,982,136 shares of common stock during the six months ended June 30, 2002. During the six months ended June 30, 2003, we also received proceeds of $10,000 from the payments of a subscription receivable from a prior sale of common stock. During the six months ended June 30, 2003, we purchased 10,000 shares of our common stock for our treasury on the open market at a cost of $3,500. During the six months ended

June 30, 2002, we purchased 21,000 shares of our common stock for our treasury on the open market at a cost of $4,582. During the six months ended June 30, 2003, we also received proceeds of $218,000 from loans that are payable through the issuance of 2,030,500 shares of common stock at such time as we become authorized to issue these shares through an increase in our authorized capital.

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

Item 3.   Controls and Procedures

          (a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that other than improvements over controls with respect to the issuance and sale of common stock and other equity instruments, our disclosure controls and procedures effectively provided reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

          (b) Changes in internal controls. There was no change in internal controls over financial reporting during the quarter ended June 30, 2003 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

                                     Part II
                                Other Information

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          During the six months ended June 30, 2003, we received proceeds of $114,000, net of payments for related costs and expenses of $4,000, from the sale and issuance of 1,280,917 shares of common stock that were made through private placements intended to be exempt from registration under the Securities Act of 1933. In addition, a total of 565,800 shares were issued for financial services related to private placements.

          Defaults Upon Senior Securities

          Not applicable.

Item 3.   Submission of Matters to a Vote of Security Holders

          None.

Item 4.   Other Information

          None.

Item 5.   Exhibits and Reports on Form 8-K

          (a) Exhibits.

          Exhibit 31.1 Certification of Chief Executive/Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) Reports on Form 8-K

          We did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


August 19, 2003
                                  Global Network, Inc.

                                  /s/ James C. Mason
                                  --------------------------------------------
                                  James C. Mason, CEO, President,
                                  Treasurer and Director (Principal Executive,
                                  Financial and Accounting Officer)

                       GLOBAL NETWORK, INC. AND SUBSIDIARY




                                    I N D E X


                                                                            PAGE

CONDENSED CONSOLIDATED BALANCE SHEET
     JUNE 30, 2003 (Unaudited)                                               F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (Unaudited)                     F-3

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
EQUITY (Unaudited)
     SIX MONTHS ENDED JUNE 30, 2003                                          F-4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (Unaudited)                     F-5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)          F-6/10


                                      * * *

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (Unaudited)


                                     ASSETS

Current assets:
     Cash and cash equivalents                                                      $    11,896
     Accounts receivable, net of allowance for doubtful accounts of $125,612            336,470
     Advances to officers                                                               154,020
     Other current assets                                                                27,574
                                                                                    -----------
              Total current assets                                                      529,960

Equipment, net of accumulated depreciation of $82,760                                    84,867
Capitalized software development costs, net of accumulated
     amortization of $233,263                                                           188,851
Other assets                                                                             12,523
                                                                                    -----------

              Total                                                                 $   816,201
                                                                                    ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                          $   190,562
     Current portion of equipment notes payable                                         234,206
     Other notes payable                                                                218,050
     Other current liabilities                                                            4,252
                                                                                    -----------
              Total current liabilities                                                 647,070

Equipment notes payable, net of current portion                                          12,409
                                                                                    -----------
              Total liabilities                                                         659,479
                                                                                    -----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value; 5,000,000 shares authorized;
         none issued
     Common stock, $.001 par value; 50,000,000 shares authorized;
         49,928,959 shares issued                                                        49,929
     Additional paid-in capital                                                       8,876,510
     Stock subscription receivable for 145,000 shares                                   (14,500)
     Treasury stock - 166,000 shares, at cost                                          (123,986)
     Accumulated deficit                                                             (8,631,231)
                                                                                    -----------
              Total stockholders' equity                                                156,722
                                                                                    -----------

              Total                                                                 $   816,201
                                                                                    ===========

See Notes to Condensed Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)



                                             Six Months Ended                Three Months Ended
                                                  June 30,                         June 30,
                                      -----------------------------    ----------------------------
                                           2003            2002            2003              2002
                                      ------------     ------------    ------------     -----------

Revenues                              $    322,405     $    120,956    $    180,365     $    69,956

Cost of revenues                            72,018           34,590          44,368          20,987
                                      ------------     ------------    ------------     -----------

Gross profit                               250,387           86,366         135,997          48,969

Selling, general and admini-
     strative expenses                     728,375        1,162,085         396,602         508,896
                                      ------------     ------------    ------------     -----------

Loss from operations                      (477,988)      (1,075,719)       (260,605)       (459,927)
                                      ------------     ------------    ------------     -----------

Other income (expense):
     Interest income                            58              220              58             137
     Interest expense                       (5,000)          (8,088)         (2,462)         (3,856)
                                      ------------     ------------    ------------     -----------
         Totals                             (4,942)          (7,868)         (2,404)         (3,719)
                                      ------------     ------------    ------------     -----------

Net loss                              $   (482,930)    $ (1,083,587)   $   (263,009)    $  (463,646)
                                      ============     ============    ============     ===========


Basic net loss per common
     share                            $       (.01)           $(.04)         $ (.01)          $(.02)
                                      ============     ============    ============     ===========


Basic weighted average
     common shares out-
     standing                           49,419,815       25,207,335      49,928,959      27,680,105
                                      ============     ============    ============     ===========







See Notes to Condensed Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2003
                                   (Unaudited)





                                     Common Stock       Additional       Stock
                                ---------------------    Paid-in     Subscription     Treasury Stock       Accumulated
                                  Shares       Amount    Capital      Receivable    Shares      Amount        Deficit       Total
                                -----------   -------  ------------  ------------  --------   ----------   ------------  -----------

Balance, January 1, 2003         48,082,242   $48,082   $8,764,265     $(24,500)    156,000   $(120,486)   $(8,148,301)    $519,060

Sale of shares of common
     stock through private
     placements, net of
     expenses of $4,000           1,846,717     1,847      112,245                                                          114,092

Payment of stock subscription
     receivable                                                          10,000                                              10,000

Purchases of treasury stock
     for cash                                                                       10,000      (3,500)                      (3,500)

Net loss                                                                                                      (482,930)    (482,930)
                                 ----------   -------   ----------     --------    --------   ---------    -----------     --------

Balance, June 30, 2003           49,928,959   $49,929   $8,876,510     $(14,500)    166,000   $(123,986)   $(8,631,231)    $156,722
                                 ==========   =======   ==========     ========    ========   =========    ===========   ===========

See Notes to Condensed Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)





                                                                            2003             2002
                                                                        ------------     ------------

Operating activities:
     Net loss                                                           $  (482,930)     $(1,083,587)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Provision for doubtful accounts                                     72,210           58,230
         Depreciation                                                        16,221           14,604
         Amortization of software development costs                          42,411           42,411
         Costs of services paid through issuance of common
              stock and stock options                                                        572,600
         Changes in operating assets and liabilities:
              Accounts receivable                                          (194,585)        (117,455)
              Advances to officer                                           (18,574)         (21,612)
              Other current assets                                             (959)           4,475
              Accounts payable and accrued expenses                         197,200          136,038
                                                                        -----------      -----------
                      Net cash used in operating activities                (369,006)        (394,296)
                                                                        -----------      -----------

Investing activities - purchases of equipment                               (10,534)          (4,655)
                                                                        -----------      -----------


Financing activities:
     Payments of equipment notes payable                                    (13,541)         (10,860)
     Proceeds from other notes payable                                      218,050
     Proceeds from sale of common stock and warrants                        114,092          580,896

     Proceeds from payments of stock subscription receivable                 10,000
     Purchases of treasury stock                                             (3,500)          (4,582)
                                                                        -----------      -----------
                      Net cash provided by financing activities             325,101          565,454
                                                                        -----------      -----------

Net increase (decrease) in cash and cash equivalents                        (54,439)         166,503

Cash and cash equivalents, beginning of period                               66,335           34,251
                                                                        -----------      -----------

Cash and cash equivalents, end of period                                $    11,896      $   200,754
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

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 2003, its results of operations for the six and three months ended June 30, 2003 and 2002, its changes in stockholders' equity for the three months ended June 30, 2003 and its cash flows for the six months ended June 30, 2003 and 2002. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these condensed consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the periods ended December 31, 2002 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended December 31, 2002 that was previously filed with the SEC.

          The results of the Company's operations for the six and three months ended June 30, 2003 are not necessarily indicative of the results of operations for the full year ending December 31, 2003.

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

          The Company had options for the purchase of 100,000 shares of common stock outstanding during a portion of the six months ended June 30, 2003 and 295,000 shares of common stock during all of the six months ended June 30, 2002. Since the Company had losses for the six and three months ended June 30, 2003 and 2002, the assumed effects of the exercise of the outstanding options and the application of the treasury stock method would have been anti-dilutive and, therefore, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations for those periods. As of June 30, 2003, the Company had no potentially dilutive equity instruments outstanding.


Note 3 - Basis of presentation:
          The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company only generated revenues of approximately $322,000 during the six months ended June 30, 2003. As a result, in part, of its limited revenues, the Company incurred a net loss of $483,000 and negative cash flows from operating activities of $369,000 during the six months ended June 30, 2003. The Company had a cash balance of approximately $12,000 and an accumulated deficit of approximately $8,631,000 as of June 30, 2003. In addition, management believes that the Company will continue to incur net losses and negative cash flows from operating activities through at least June 30, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Basis of presentation (concluded):

          To enable the Company to continue as a going concern through at least the twelve-month period ending June 30, 2004, management plans to continue to seek opportunities to increase revenues through strategic alliances in the advertising industry, in addition to those already formed, and the licensing or sale of the Company's proprietary software that received patent approval during the second half of 2002. The Company raised $114,000 through the sale of shares of common stock during the six months ended June 30, 2003 (see Note 6 herein) and $1,304,000 through the sale of shares of common stock during the year ended December 31, 2002. Management intends to continue to seek additional equity and/or debt financing for the Company. Since the Company has limited fixed costs, management believes it will have the ability to curtail the Company's cash usage without causing a material impact on its overall operations during the twelve-month period ending June 30, 2004. As a result, management believes, but cannot assure, that the Company will have sufficient resources and will be able to continue to operate through at least June 30, 2004.

          The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

Note 4 - Advances to officer:

          Advances to officer of $154,020 as of June 30, 2003 were noninterest bearing and due on demand.

Note 5 - Income taxes:

          As of June 30, 2003, the Company had net operating loss carryforwards of approximately $8,375,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2023. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $3,350,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of June 30, 2003.

          The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances during the years ended December 31, 2002 and 2001. As a result of the increases in the valuation allowance of $160,000 and $68,000 during the six and three months ended June 30, 2003, respectively, and $725,000 and $197,000 during the six and three months ended June 30, 2002, respectively, there are no credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax losses.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 6 - Other notes payable:
          Other notes payable, which had a balance of $218,050 at June 30, 2003, bear interest at an annual rate of 5%. The Company has agreed to repay the notes through the issuance of 2,030,500 shares of its common stock at such time as it becomes authorized to issue a sufficient number of shares to make the payment.


Note 7 - Stockholders' equity:
          Preferred stock authorized:
               The Company's Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series, with terms and preferences to be determined by the Company's Board of Directors. No shares of preferred stock had been issued as of June 30, 2003 although certain shares of common stock issued during the year ended December 31, 2002 will be converted into shares of preferred stock as explained below.

          Issuances of common stock:
               During the six months ended June 30, 2003, the Company received proceeds of $114,092, net of payments for related costs and expenses of $4,000, from the sale and issuance of 1,280,917 shares of common stock that were made through private placements intended to be exempt from registration under the Securities Act of 1933 (the "Act"). In addition, a total of 565,800 shares were issued for financial services related to the private placements.

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

          Treasury stock:
               During 2001 and 2000, the Board of Directors authorized the repurchase by the Company of up to 300,000 additional shares of its outstanding common stock. During the six months ended June 30, 2003, the Company repurchased 10,000 shares at a cost of $3,500. As of June 30, 2003, the Company had repurchased a total of 166,000 shares pursuant to the authorization by the Board of Directors.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 8 - Other related party transactions:
          Selling, general and administrative expenses include charges by related parties for client entertainment, office and secretarial services and other office expenses totaling approximately $134,000 and $73,000 for the six and three months ended June 30, 2003, respectively, and $66,000 and $19,000 for the six and three months ended June 30, 2002, respectively.


Note 9 - Subsequent event:
          During the period from July 1, 2003 through August 11, 2003, the Company agreed to sell 220,000 shares of common stock for $18,000 through a private placement. The sale will be consummated and the shares will be issued at such time as the Company becomes authorized to issue a sufficient number of shares to make the payment.


                                      * * *