Form 10QSB
period 2003-09-30
GLOBAL NETWORK INC
filed 2003-11-19
CIK 1093884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

               For the quarterly period ended: September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from _______ to ______

                        Commission file number: 000-27185

                              GLOBAL NETWORK, INC.

        (Exact name of small business issuer as specified in its charter)

                 Nevada                           88-0367123
------------------------------------------------------------------------------
     (State or other jurisdiction of     (IRS Employer Identification No.)
      incorporation or organization)

            575 Madison Avenue, 10th Floor, New York, New York 10022
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  212-605-0431
-------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

        Yes   [x]              No   [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,514,762

Transitional Small Business Disclosure Format (Check one):

        Yes   []               No   [X  ]

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

              The accounting policies and estimates used as of December 31, 2002, which are explained in the notes to the consolidated financial statements in the Company's previously filed Form 10-KSB for the year ended December 31, 2002, have been applied consistently during the nine months ended September 30, 2003.

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

              Three months ended September 30, 2003 as compared to the three months ended September 30, 2002:

              Revenues:

              Revenues for the three months ended September 30, 2003 were $294,000 as compared with $81,000 for the three months ended September 30, 2002, representing an increase of $213,000 or 263%. Revenues for the three months ended September 30, 2003 include $121,000 of royalties charged for use of our proprietary software. We did not recognize any such revenue for the comparable three months ended September 30, 2002. The increased revenues from advertising were attributable to increased acceptance of our proprietary software, improved methods used for tracking and placement for advertisers and enhanced relationships with major advertising agencies.

              Cost of Revenues:

              Cost of revenues for the three months ended September 30, 2003 was $47,000 as compared with $44,000 for the three months ended September 30, 2002, representing an increase of $3,000 or 7%. As a result of the increase in our revenues, our gross profit for the three months ended September 30, 2003 was $246,000 as compared with $37,000 for the three months ended September 30, 2002. The increase in our gross profit as a whole results from the fact that revenues include royalties for which there are no offsetting costs. Cost of revenues associated with advertising were 27% and 54% for the three months ended September 30, 2003 and 2002, respectively. The decrease in cost of revenues associated with advertising results from our ability to negotiate better costs per impression from the newspapers.

              Selling, General and Administrative Expenses:

              Selling, general and administrative expenses for the three months ended September 30, 2003 were $360,000 as compared with $575,000 for the three months ended September 30, 2002, representing a decrease of $215,000 or 37%. The decrease in these costs is primarily a result of the fact that during the three months ended September 30, 2002, we recognized a non-cash charge of $295,000 associated with the issuance of 2,950,000 shares of our common stock to consultants for investment services, public relations and marketing service providers, members of our board of directors and to computer programmers for assistance with the maintenance and updating of our proprietary software. During the three months ended September 30, 2003 we issued 271,000 shares of our common stock with a fair value of $27,000 to an investor relations consultant.

              Loss from Operations:

              Loss from operations for the three months ended September 30, 2003 was $(114,000) as compared with $(538,000) for the three months ended September 30, 2002. The decrease in loss from operations was primarily attributable to our improved gross margins and our reductions in selling, general and administrative expenses as described above.

              Net Loss:

              Net loss was $(115,000) for the three months ended September 30, 2003 as compared with $(541,000) for the three months ended September 30, 2002.

              Nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002:

              Revenues:

              Revenues for the nine months ended September 30, 2003 were $616,000 as compared with $202,000 for the nine months ended September 30, 2002, representing an increase of $414,000 or 205%. Revenues for the nine months ended September 30, 2003 include $251,000 of royalties charged for use of our proprietary software. We did not recognize any such revenue for the comparable nine month period ended September 30, 2002. The increased revenues from advertising were attributable to increased acceptance of our proprietary software, improved methods used for tracking and placement for advertisers and enhanced relationships with major advertising agencies.

              Cost of Revenues:

              Cost of revenues for the nine months ended September 30, 2003 was $119,000 as compared with $78,000 for the nine months ended September 30, 2002, representing an increase of $41,000 or 53%. As a result of the increase in our revenues, our gross profit for the nine months ended September 30, 2003 was $497,000 as compared with $124,000 for the nine months ended September 30, 2002. The increase in our gross profit as a whole results from the fact that revenues include royalties for which there are no offsetting costs. Costs of revenues associated with advertising were 33% and 39% for the nine months ended September 30, 2003 and 2002, respectively. The decrease in cost of revenues associated with advertising results from our ability to negotiate better costs per impression from the newspapers.

              Selling, General and Administrative Expenses:

              Selling, general and administrative expenses for the nine months ended September 30, 2003 were $1,088,000 as compared with $1,737,000 for the nine months ended September 30, 2002, representing a decrease of $649,000 or 37%. The decrease in these costs is primarily a result of the fact that during the nine months ended September 30, 2002, we recognized a non-cash charge of $868,000 associated with the issuance of 7,370,000 shares of our common stock to consultants for investment services, public relations and marketing service providers, members of our board of directors and to others for assistance with the maintenance and updating of our proprietary software. During the nine months ended September 30, 2003 we issued 271,000 shares of our common stock with a fair value of $27,000 to an investor relations consultant.

              Loss from Operations:

              Loss from operations for the nine months ended September 30, 2003 was $(592,000) as compared with $(1,614,000) for the nine months ended September 30, 2002. The decrease in loss from operations was primarily attributable to our improved gross margins and our reductions in selling, general and administrative expenses as described above.

              Net Loss:

              Net loss was $(598,000) for the nine months ended September 30, 2003 as compared with $(1,625,000) for the nine months ended September 30, 2002.

              Liquidity and Capital Resources

              Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. We only generated revenues of approximately $616,000 during the nine months ended September 30, 2003. As a result, in part, of our limited revenues, we incurred a net loss of approximately $598,000 and negative cash flows from operating activities of $492,000 during the nine months ended September 30, 2003. We had a cash balance of only $30,000 and an accumulated deficit of approximately $8,746,000 as of September 30, 2003. In addition, we believe that we will continue to incur net losses and negative cash flows from operating activities through at least September 30, 2004. These matters raise substantial doubt about our ability to continue as a going concern.

              To enable us to continue as a going concern through at least the twelve-month period ending September 30, 2004, we plan to continue to seek opportunities to increase revenues through strategic alliances in the advertising industry, in addition to those already formed, and the licensing or sale of our proprietary software for which we were issued Patent #6,401,075 on June 4, 2002. We intend to execute a series of strategic presentations in New York, Chicago and Los Angeles. We have entered into an agreement with ValueClick, Inc., affording us additional sales representation and revenue opportunities. During the nine months ended September 30, 2003, we raised approximately $352,000 through the sale of shares of common stock and we intend to continue to seek additional equity and/or debt financing for the Company. Because we have limited fixed costs, we believe we will have the ability to curtail our cash usage without causing a material impact on our overall operations during the twelve-month period ending September 30, 2004. As a result, we believe, but cannot assure, that we will have sufficient resources and will be able to continue to operate through at least September 30, 2004.

              Cash Flow from Operating Activities

              During the nine months ended September 30, 2003 and 2002, we used approximately $492,000 and $793,000, respectively, in our operating activities, primarily to fund our net losses.

              Cash Flow from Investing Activities

              During the nine months ended September 30, 2003 and 2002, we used approximately $31,000 and $5,000, respectively, in our investing activities for the purchases of computer equipment.

              Cash Flow From Financing Activities

              During the nine months ended September 30, 2003, we had net cash inflow of $487,000 as compared with $865,000 for the nine months ended September 30, 2002. The decrease resulted primarily from a reduction in the proceeds from sales of our common stock through private placements. During the nine months ended September 30, 2003, we raised $342,000, net of expenses of $4,000, through the sale of 5,961,520 shares of common stock as compared with $886,000, net of expenses of $59,000, through the sale of 10,154,506 shares of common stock during the nine months ended September 30, 2002. During the nine months ended September 30, 2003, we also received proceeds of $149,000 from loans that are payable through the issuance of 1,565,917 shares of common stock at such time as we become authorized to issue a sufficient number of shares to enable us to make the payment.

              In order to provide for the aforementioned financing and issuance of shares in exchange for services, certain officers and stockholders effectively contributed 4,400,000 shares of common stock to the Company by allowing the Company to cancel these shares.

              We will require additional capital during the remainder of 2003 to continue to implement our business strategy. Such additional capital may be raised through public or private financings, as well as through borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to our stockholders. No assurance can be given, however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements to implement our business strategy. In addition, until such time as the number of authorized shares of our common stock is increased, we will not be able to raise capital through the sale of equity securities. If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial condition could be materially and adversely affected. If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to our technology. While we have begun to receive commercial revenues, there can be no assurance that our revenue growth will continue or that we will be able to provide adequate cash to sustain our operations.

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

Item 3.  Controls and Procedures

              (a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that other than improvements over controls with respect to the issuance and sale of common stock, our disclosure controls and procedures effectively provided reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

              (b) Changes in internal controls. There was no change in internal controls over financial reporting during the quarter ended September 30, 2003 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

                                    Part II
                                Other Information

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         During the nine months ended September 30, 2003, we received proceeds of $341,848, net of payments for related costs and expenses of $4,000, from the sale and issuance of 5,020,500 shares of common stock that were made through private placements intended to be exempt from registration under the Securities Act of 1933. A total of 941,200 shares were issued for financial services related to private placements. In addition, 271,000 shares of common stock were issued in exchange for services rendered.

         During the nine months ended September 30, 2003, several of our officers and other shareholders allowed us to cancel 4,400,000 of the shares of our common stock that they owned.

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

November 19, 2003

                              Global Network, Inc.

                              /s/ James C. Mason
                              -------------------------------------
                              James C. Mason, CEO, President,
                              Treasurer and Director (Principal Executive,
                              Financial and Accounting Officer)

                       GLOBAL NETWORK, INC. AND SUBSIDIARY




                                    I N D E X


                                                                      PAGE

CONDENSED CONSOLIDATED BALANCE SHEET
     SEPTEMBER 30, 2003 (Unaudited)                                   F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
     (Unaudited)                                                      F-3

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (Unaudited)
     NINE MONTHS ENDED SEPTEMBER 30, 2003                             F-4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
     NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002                    F-5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                F-6/10



                                      * * *

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (Unaudited)



                                     ASSETS
Current assets:
     Cash and cash equivalents                                                 $    30,495
     Accounts receivable, net of allowance for doubtful accounts                   501,349
     Advances to officer                                                           122,836
     Other current assets                                                            7,663
                                                                               -----------
              Total current assets                                                 662,343

Equipment, net of accumulated depreciation of $84,732                              102,895
Capitalized software development costs, net of accumulated
     amortization of $254,469                                                      167,645
Other assets                                                                        12,523
                                                                               -----------

              Total                                                            $   945,406
                                                                               ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                     $   463,875
     Current portion of equipment notes payable                                     13,929
     Other notes payable                                                           149,092
     Other current liabilities                                                       4,252
                                                                               -----------
              Total current liabilities                                            631,148

Notes payable, net of current portion                                                9,783
                                                                               -----------
              Total liabilities                                                    640,931
                                                                               -----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value; 5,000,000 shares authorized;
         none issued
     Common stock, $.001 par value; 50,000,000 shares authorized;
         49,514,762 shares issued                                                   49,515
     Additional paid-in capital                                                  9,141,780
     Stock subscription receivable for 145,000 shares                              (14,500)
     Treasury stock - 176,000 shares, at cost                                     (125,956)
     Accumulated deficit                                                        (8,746,364)
                                                                               -----------
              Total stockholders' equity                                           304,475
                                                                               -----------

              Total                                                            $   945,406
                                                                               ===========

See Notes to Condensed Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)





                                             Nine Months Ended                   Three Months Ended
                                                  September 30,                       September 30,
                                      ------------------------------------    ------------------------------
                                             2003               2002               2003            2002
                                      ----------------    ----------------    -------------    -------------
Revenues                                  $   616,209         $   201,806         $ 293,804        $  80,850

Cost of revenues                              119,417              78,249            47,399           43,659
                                          -----------         -----------         ---------        ---------

Gross profit                                  496,792             123,557           246,405           37,191

Selling, general and administrative
     expenses                               1,088,364           1,737,361           359,989          575,276
                                          -----------         -----------         ---------        ---------

Loss from operations                         (591,572)         (1,613,804)         (113,584)        (538,085)
                                          -----------         -----------         ---------        ---------

Other income (expense):
     Interest income                               76                 620                18              400
     Interest expense                          (6,567)            (11,537)           (1,567)          (3,449)
                                          -----------         -----------         ---------        ---------
         Totals                                (6,491)            (10,917)           (1,549)          (3,049)
                                          -----------         -----------         ---------        ---------

Net loss                                  $  (598,063)        $(1,624,721)        $(115,133)       $(541,134)
                                          ===========         ===========         =========        =========

Basic net loss per common share                 $(.01)              $(.06)            $( - )           $(.02)
                                                =====               =====             =====            =====

Basic weighted average common
     shares outstanding                    48,936,822          27,872,823        47,986,585       32,964,849
                                           ==========          ==========        ==========       ==========



See Notes to Condensed Consolidated Financial Statements.

                                                  GLOBAL NETWORK, INC. AND SUBSIDIARY

                                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                                (Unaudited)


                                    Common Stock          Additional      Stock           Treasury Stock
                               ------------------------     Paid-in    Subscription   ---------------------   Accumulated
                                  Shares       Amount       Capital     Receivable    Shares      Amount        Deficit       Total
                               -------------   -------   ------------- ------------   -------   ----------    -----------   --------
Balance, January 1, 2003         48,082,242     $48,082    $8,764,265     $(24,500)    156,000    $(120,486) $(8,148,301)  $519,060

Sale of shares of common
     stock through private
     placements, net of
     expenses of $4,000           5,961,520       5,962       385,886                                                       391,848

Payment of stock subscription
     receivable                                                             10,000                                           10,000

Purchases of treasury stock
     for cash                                                                           20,000       (5,470)                 (5,470)

Purchases of treasury stock for
     notes payable and retire-
     ment of shares                (400,000)       (400)      (39,600)                                                      (40,000)

Effects of issuances of
     common stock in exchange
     for services                   271,000         271        26,829                                                        27,100

Contribution of shares by
     officers and other stock-
     holders and retirement of
     shares                      (4,400,000)     (4,400)        4,400

Net loss                                                                                                        (598,063)  (598,063)
                                 ----------     -------    ----------     --------     -------    ---------  -----------   --------
Balance, September 30, 2003      49,514,762     $49,515    $9,141,780     $(14,500)    176,000    $(125,956) $(8,746,364)  $304,475
                                 ==========     =======    ==========     ========     =======    =========  ===========   ========

See Notes to Condensed Consolidated Financial Statements.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)





                                                                        2003                2002
                                                                   -------------        -----------
Operating activities:
     Net loss                                                          $(598,063)       $(1,624,721)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Provision for doubtful accounts                                 138,891             17,519
         Depreciation                                                     18,193             21,904
         Amortization of software development costs                       63,617             63,617
         Costs of services paid through issuance of common
              stock and stock options                                     27,100            867,600
         Changes in operating assets and liabilities:
              Accounts receivable                                       (426,145)           (87,254)
              Advances to (repayments by) officer                         12,610            (69,259)
              Other current assets                                        18,952            (16,349)
              Accounts payable and accrued expenses                      252,463             33,749
                                                                      ----------        -----------
                      Net cash used in operating activities             (492,382)          (793,194)
                                                                      ----------        -----------

Investing activities - purchases of equipment                            (30,534)            (4,655)
                                                                      ----------        -----------

Financing activities:
     Payments of equipment notes payable                                 (18,394)           (16,886)
     Proceeds from other notes payable                                   109,092
     Proceeds from sale of common stock                                  391,848            886,146
     Proceeds from payments of stock subscription receivable              10,000
     Purchases of treasury stock                                          (5,470)            (4,582)
                                                                      ----------        -----------
                      Net cash provided by financing activities          487,076            864,678
                                                                      ----------        -----------

Net increase (decrease) in cash and cash equivalents                     (35,840)            66,829
Cash and cash equivalents, beginning of period                            66,335             34,251
                                                                      ----------        -----------

Cash and cash equivalents, end of period                              $   30,495        $   101,080
                                                                      ==========        ===========



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

                In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 2003, its results of operations for the nine and three months ended September 30, 2003 and 2002, its changes in stockholders' equity for the nine months ended September 30, 2003 and its cash flows for the nine months ended September 30, 2003 and 2002. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these condensed consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the periods ended December 31, 2002 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended December 31, 2002 that was previously filed with the SEC.

                The results of the Company's operations for the nine and three months ended September 30, 2003 are not necessarily indicative of the results of operations for the full year ending December 31, 2003.

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

                The Company had options for the purchase of 100,000 shares of common stock outstanding during a portion of the nine months ended September 30, 2003 and 295,000 shares of common stock during all of the nine months ended September 30, 2002. Since the Company had losses for the nine and three months ended September 30, 2003 and 2002, the assumed effects of the exercise of the outstanding options and the application of the treasury stock method would have been anti-dilutive and, therefore, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations for those periods. As of September 30, 2003, the Company had no potentially dilutive equity instruments outstanding.


Note 3 - Basis of presentation:
               The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company only generated revenues of approximately $616,000 during the nine months ended September 30, 2003. As a result, in part, of its limited revenues, the Company incurred a net loss of $598,000 and negative cash flows from operating activities of $492,000 during the nine months ended September 30, 2003. The Company had a cash balance of approximately $30,000 and an accumulated deficit of approximately $8,746,000 as of September 30, 2003. In addition, management believes that the Company will continue to incur net losses and negative cash flows from operating activities through at least September 30, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Basis of presentation (concluded):
               To enable the Company to continue as a going concern through at least the twelve-month period ending September 30, 2004, management plans to continue to seek opportunities to increase revenues through strategic alliances in the advertising industry, in addition to those already formed, and the licensing or sale of the Company's proprietary software that received patent approval during the second half of 2002. The Company raised $345,000 through the sale of shares of common stock during the nine months ended September 30, 2003 (see Note 7 herein) and $1,304,000 through the sale of shares of common stock during the year ended December 31, 2002. Management intends to continue to seek additional equity and/or debt financing for the Company. Since the Company has limited fixed costs, management believes it will have the ability to curtail the Company's cash usage without causing a material impact on its overall operations during the twelve-month period ending September 30, 2004. As a result, management believes, but cannot assure, that the Company will have sufficient resources and will be able to continue to operate through at least September 30, 2004.

               The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

Note 4 - Advances to officer:
               Advances to officer of $122,836 as of September 30, 2003 were noninterest bearing and due on demand.

Note 5 - Income taxes:
                As of September 30, 2003, the Company had net operating loss carryforwards of approximately $8,488,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2023. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $3,395,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of September 30, 2003.

                The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances during the years ended December 31, 2002 and 2001. As a result of increases in the valuation allowance of $205,000 and $45,000 during the nine months and three months ended September 30, 2003 and $962,000 and $237,000 during the nine and three months ended September 30, 2002, respectively, there are no credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax losses.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 - Other notes payable:
                Other notes payable, which had a balance of $149,092 at September 30, 2003, bear interest at an annual rate of 5%. The Company has agreed to repay the notes through the issuance of 1,565,917 shares of its common stock at such time as it becomes authorized to issue a sufficient number of shares to make the payment (see Note 7).


Note 7 - Stockholders' equity:
                Preferred stock authorized:
                    The Company's Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series, with terms and preferences to be determined by the Company's Board of Directors. No shares of preferred stock had been issued as of September 30, 2003 although certain shares of common stock issued during the year ended December 31, 2002 will be converted into shares of preferred stock as explained below.

                Issuances of common stock:
                    During the nine months ended September 30, 2003, the Company received proceeds of $351,848, net of payments for related costs and expenses of $4,000, from the sale and issuance of 4,620,500 shares of common stock that were made through private placements intended to be exempt from registration under the Securities Act of 1933 (the "Act"). In addition, a total of 941,020 shares were issued for financial services related to the private placements.

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

                    During the nine months ended September 30, 2003, the Company issued a total of 271,000 shares of common stock as compensation for the services of investor relations consultants. The shares had an approximate aggregate fair value of $27,100 as of the dates the Company agreed to issue the shares which was charged to selling, general and administrative expenses during that period. The issuances of those shares for services were noncash transactions that are not reflected in the accompanying 2003 condensed consolidated statement of cash flows.

                Shares contributed by officers and other stockholders:
                    During the nine months ended September 30, 2003, several officers and other stockholders of the Company effectively contributed 4,400,000 shares of common stock to the Company by allowing the Company to cancel those shares. The shares were contributed to enable the Company to, among other things, issue shares through private placements and for payments for services without exceeding the number of shares authorized.

                       GLOBAL NETWORK, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 7 - Stockholders' equity (concluded):
               Treasury stock:
                    During 2001 and 2000, the Board of Directors authorized the repurchase by the Company of up to 300,000 additional shares of its outstanding common stock. During the nine months ended September 30, 2003, the Company repurchased 20,000 shares through cash payments of $5,470. As of September 30, 2003, the Company had repurchased a total of 176,000 shares pursuant to the authorization by the Board of Directors.

                    During the nine months ended September 30, 2003, the Company repurchased 400,000 shares of its outstanding common stock through the issuance of a $40,000 note payable (see Note 6).


Note 8 - Other related party transactions:
                Selling, general and administrative expenses include charges by related parties for client entertainment, office and secretarial services and other office expenses totaling approximately $196,000 and $62,000 for the nine and three months ended September 30, 2003, respectively, and $79,000 and $13,000 for the nine and three months ended September 30, 2002, respectively.



                                      * * *